Form 10KSB
period 1999-12-31
MONET ENTERTAINMENT GROUP LTD
filed 2000-03-30
CIK 1029356

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB
(Mark One)

(X)   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 1999
                                       OR
( )   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

Commission File No. 0-27609

                         MONET ENTERTAINMENT GROUP, LTD.
                 (Name of Small Business Issuer in its charter)

                  Colorado                                 84-1391993
         (State of incorporation)                        (IRS Employer
                                                       Identification No.)
    222 Milwaukee Street, Suite 304
             Denver, Colorado                              80206
    (Address of Principal Executive Office)              Zip Code

Registrant's telephone number, including Area Code: (303) 329-3479

Securities registered pursuant to Section 12(b) of the Act:  None

Securities registered pursuant to Section 12(g) of the Act:

                                  Common Stock
                                (Title of Class)

Check whether the Registrant  (1) has filed all reports  required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.
                                       X
                                     YES NO

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

The Company's revenues for the most recent fiscal year were $ -0- .

The aggregate market value of the voting stock held by non-affiliates of the Company on March 20, 2000 was $0.00.

As of March 20, 2000 the Company had 5,000,000 issued and outstanding shares of common stock.

ITEM 1. DESCRIPTION OF BUSINESS Monet Entertainment Group, Ltd., (the "Company") was formed in 1996 in order to finance the production of low budget feature length motion pictures and a variety of other entertainment projects including documentaries, video recordings and musical recordings. Many small independent producers are financially unsophisticated and have little experience in raising the capital required to produce their projects. As a result, the Company believes that there is an opportunity to provide financing for projects which have a production budget of between $50,000 and $1,000,000. The Company is of the opinion that there is virtually no organized competition for financing of this nature.

      The Company's offices are located at 222 Milwaukee St., Suite 304, Denver, Colorado 80206. The Company's telephone number is (303) 329-3479.


The financing to be provided by the Company will typically be in the form of one or more of the following:

1.    Direct loans
2.    Equity participations
3.    Project completion bonds

      In the case of direct loans, the interest rate will normally be five to seven percentage points above the then prevailing prime lending rate, plus an origination fee which will normally not exceed 3% of the amount of the loan. The loans will generally have a maturity of two years or less. Direct loans will be secured by the specific project being financed, the personal guarantees of the producer and/or others involved in the project and in some cases by other collateral.

      Equity participation will involve an investment in the entertainment project in return for a percentage of any profits earned from the commercial exploitation of the project.

      A completion bond will be the financial guaranty of the Company to complete production of the project in the event that the production exceeds its budget and additional capital is unavailable. The Company plans to reinsure any bonds which its issues with insurers of sufficient financial resources such that the Company will never be fully at risk for any capital which may be required if the Company is called upon to pay the bond. In the alternative, the production entity may be asked to pledge sufficient collateral to cover the bonded guaranty such that the Company will be fully covered in the event there is any call on the bond. The Company believes that its proposed completion bond program will assist small independent producers in obtaining financing for their projects and will be unique in the industry. The Company will charge the producer receiving the bond a fee, which will normally be in the range of 3% to 5% of the amount of the bond, for providing the completion bond.

      In addition to direct funding from the Company or a Company sponsored joint venture, the Company also plans to provide small independent producers with assistance in raising financing for entertainment projects with production budgets in the range of $50,000 to $1,000,000. The Company intends to introduce independent producers to persons willing to fund entertainment projects and prepare, or supervise the preparation of, all documentation required to obtain such financing.

      The Company may also assist small independent producers in the distribution of low budget motion pictures. In addition to standard theatrical release, other distribution channels which the Company will pursue include video cassette, video disc, DVD technology, airline syndication and foreign television syndication. Depending upon the nature and commercial appeal of the project, the Company may also license the sound track to a motion picture and the rights to market merchandise based upon the film. If the Company can obtain distribution agreements for a motion picture and/or licensing agreements pertaining to the commercial exploitation of ancillary rights to the film, the Company is of the opinion that obtaining production financing will be less difficult.

      In 1996 Stephen Replin, an officer, director and principal shareholder of the Company, purchased a 25% interest in a feature-length motion picture (then in production) for $25,000. In 1996 Mr. Replin conveyed a 5% interest in the film (20% of Mr. Replin's interest) to the Company in exchange for 2,295,000 shares of the Company's common stock. The film in which the Company has a 5% interest was completed in 1998 and its producer is presently attempting to sell the film to a distributor. If a sale is completed it is not expected that the Company or the other owners of the film will retain any rights in the profits, if any, resulting from the distribution of the film.

      At the present time, the Company is in the development stage and has not earned any revenues from its proposed operations.

      Before the Company can begin operations, the Company will need to raise at least $250,000 so that the Company will be in a position to begin funding entertainment projects and/or issuing completion bonds. The Company will attempt to raise this capital through:

      1.    The private sale of its debt and/or equity securities.

      2.    Borrowings from private lenders.

      3. Joint ventures which will be formed by the Company and third parties for the purpose of funding one or more entertainment projects.

      The Company does not have any commitments from any person to provide any capital to either the Company or to any producer of motion pictures or other form of entertainment. The Company does not have any agreements with any motion picture producer or producer of other forms of entertainment to finance the production of any entertainment project. There can be no assurance that the Company will be successful in terms of raising any capital, funding any entertainment projects, or earning any profits.

Employees and Offices

      As of March 20, 2000, the Company did not have any full time employees.

     The Company's offices are located at 222 Milwaukee St., Suite 304, Denver, CO 80206 and its telephone number is (303) 329-3479.

ITEM 2.  DESCRIPTION OF PROPERTIES

See Item 1 of this report.

ITEM 3.  LEGAL PROCEEDINGS.

      The Company is not party to any pending legal proceeding nor is any of its property the subject of any pending legal proceeding. The Company is not aware of any proceeding that a governmental authority is contemplating.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

      Not Applicable

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

      As of March 20, 2000, there were approximately 1,300 beneficial owners of the Company's common stock. The Company's common stock is not publicly traded.

Common Stock

      The Company is authorized to issue 25,000,000 shares of common stock (the "Common Stock"). Holders of Common Stock are entitled to cast one vote for each share held of record of all matters presented to shareholders. Cumulative voting is not allowed, which allows the holders of a majority of the outstanding Common Stock to elect all directors.

      Holders of Common Stock are entitled to receive such dividends as may be declared by the Board of Directors out of funds legally available for the payment of dividends and, in the event of liquidation, to share pro rata in any distribution of the Company's assets after payment of liabilities. The Company has never declared a dividend and it is not anticipated that dividends will be paid in the foreseeable future.

      Holders of Common Stock do not have preemptive rights to subscribe to additional shares issued by the Company. All of the outstanding shares of Common Stock are fully paid and non-assessable.

Preferred Stock

      The Company is authorized to issue up to 25,000,000 shares of preferred stock. The Company's Articles of Incorporation provide that the Board of Directors has the authority to issue the Preferred Stock from time to time, with such designations, preferences, conversion rights, cumulative, relative, participating, optional or other rights, qualifications, limitations, or restrictions thereof as they determine, within the limitations provided by Colorado statute.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

      See Item 1 of this Report.

ITEM 7.   FINANCIAL STATEMENTS

      See the financial statements attached to this report.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

      Not applicable.

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS, COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

         Name                 Age                  Position

         Stephen D. Replin    52          President and a Director

         Raven Printz         58          Executive Vice-President and Secretary

      Directors are elected at each annual general meeting and serve until their successors have been elected. Officers are appointed by the board of directors and serve at the pleasure of the board.

      Stephen D. Replin has been an officer and director of the Company since its inception in September 1996. From October 1988 through the present, Mr. Replin has served as the President of Regatta Capital, Ltd. Mr. Replin has been an asset-based lender in the state of Colorado since 1977. Mr. Replin received a Bachelor of Science Degree in accounting from the University of Colorado in June 1969 and a Masters Degree in Business Administration, with distinction, from the

New York University Graduate School of Business in June 1971, majoring in corporate finance and investments. Mr. Replin received his law degree from the University of Denver College of Law in June 1976, and a Master of Law Degree (LL.M) in taxation from the New York University School of Law in June 1977. Mr. Replin is a certified public accountant, licensed in the state of Colorado.

    Raven Printz has been an officer of the Company since January 1999. Since July 1996 Ms. Printz has been the President of Cherry Creek Film, Inc., a corporation engaged in the development of independent full length feature films. Cherry Creek Film also provides consulting services to the motion picture industry and sponsors instructional seminars in the fields of filmmaking and screen writing. For the past twenty-three years Ms. Printz has been involved with over twenty full length feature films or documentaries as either a producer, co-producer, writer, director, technical director, production assistant, casting director, talent assistant, or consultant.

ITEM 10.  EXECUTIVE COMPENSATION

      The following table on discloses all compensation received by the Company's President (the Company's Chief Executive Officer) during the three years ending December 31, 1999. During this three-year period no executive officer received annual salary and bonus payments from the Company in excess of $100,000.


                      Annual Compensation      Long Term Compensation
                                       Other                Securities              All
Name and                              Annual    Restricted  Underlying             Other
Principal                             Compen-     Stock       Options/    LTIP    Compen-
Position          Year  Salary Bonus  sation    Awards        SARs      Payouts   sation

Stephen Replin,   1999     -     -       -         -            -          -         -
President         1998     -     -       -         -            -          -         -
                  1997     -     -       -         -            -          -         -


      The following table shows the amount which the Company expects to pay its executive officers during the year ending December 31, 2000 and the time which the Company's executive officers plan to devote to the Company's business.

                                 Proposed        Time to be Devoted to
Name                          Compensation      the Company's Business

Stephen D. Replin                $5,000                  10%
Raven Printz (1)                $25,000                  50%

(1) It is not expected that Ms. Printz will devote any substantial time to the Company's business until the Company raises approximately $250,000 in capital.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     The following table shows the ownership of the Company's common stock by the Company's officers and directors and by those persons known by the Company to be the beneficial owners of more than 5% of the Company's common stock as of March 20, 2000. Unless otherwise indicated all shares are owned of record.

                                                                    Percent of
   Name and Address                   Shares Owned                    Class

   Stephen D. Replin                  3,870,000 (1)                  77.4%
   222 Milwaukee St.
   Suite 304
   Denver, CO  80206

   Raven Printz                          75,000                        1.5
   222 Milwaukee St.
   Suite 304
   Denver, CO  80206

   Chester Cedars
   222 Milwaukee St.                    450,000                       9.0%
   Suite 304
   Denver, CO 80206

   Laurie Rhoades
   222 Milwaukee St.                    450,000                       9.0%
   Suite 304
   Denver, CO 80206

   All Officers and Directors as
   a Group (2 persons)                3,945,000                      78.9%

(1) Includes shares owned by various business entities controlled by Mr. Replin.

    There are no arrangements known to the Company which may result in a change in control of the Company.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

      Since September 1996 Regatta Capital, Ltd. has provided office space, furniture, and office equipment to the Company. Regatta Capital is controlled by Stephen Replin, an officer and director of the Company. As of December 31, 1999

Regatta Capital had not charged the Company for rent or any related costs or expenses. It is not expected that Regatta Capital will charge the Company for rent or other services until the Company begins to generate revenues.

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits

      Number        Exhibit                                         Page Number

        3      Articles and Bylaws                                      (1)

        4      Instruments Defining the Rights of Security Holders      (2)

       10   Material Contracts                                         None

       27    Financial Data Schedule                                   _____

     (1) Incorporated by reference, and as same exhibit number, from the Company's Registration Statement on Form 10-SB (Commission File Number 0-27609).

     (2)   Included as part of Exhibit 3.

(b) The Company did not file any reports on Form 8-K during the quarter ending December 31, 1999.

                              FINANCIAL STATEMENTS

                              Story & Company, P.C.
                          Certified Public Accountants


              REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS



To the Board of Directors
Monet Entertainment Group, Ltd.

We have audited the accompanying balance sheets of the Monet Entertainment Group, Ltd. (a Development Stage Enterprise) as of December 31, 1998 and 1999 and the related statements of income, stockholders' equity, and cash flows for the two years then ended. These financial statements are the responsibility of management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance as to whether the balance sheet is free of material misstatements. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall balance sheet presentation. We believe that our audit of the financial statements provides a reasonable basis for our opinion. . In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Monet Entertainment Group, Ltd. (a Development Stage Enterprise) as of December 31, 1998 and 1999, and the results of its operations and its cash flows for the two years then ended. in conformity with generally accepted accounting principles.




Story and Company, P.C.
Certified Public Accountants
March 6, 2000
Denver, Colorado

                         MONET ENTERTAINMENT GROUP, LTD
                        (A Development Stage Enterprise)

                                  BALANCE SHEET

                           December 31, 1998 and 1999


ASSETS:                                                  1999        1998
-------                                                  ----        ----

 Cash                                                   $1,961      $1,961


   Investments
        Energy Acquisition Group, Common Stock (note B)    115         115
        Interest in motion picture (note C)              5,000       5,000

Organizational Expenses (note D)                         2,843       2,843
                                                        -------     -------


TOTAL ASSETS                                            $9,919      $9,919
                                                        ======      ======



SHAREHOLDERS EQUITY

   Common Stock, no par value, 25,000,000 shares
    authorized, of which 5,000,000 are outstanding
    (notes B and C)                                     $9,919      $9,919

   Preferred stock, no par value, 25,000,000
      authorized, none outstanding                      ------      ------

      Total Shareholders Equity                          9,919       9,919
                                                       --------    --------


TOTAL LIABILITIES AND SHAREHOLDERS EQUITY               $9,919      $9,919
-----------------------------------------                =====      ======






    The accompanying notes are an integral part of these financial statements

                         MONET ENTERTAINMENT GROUP, LTD
                        (A Development Stage Enterprise)


                    STATEMENT OF INCOME AND RETAINED EARNINGS
                   For Years Ended December 31, 1998 and 1999



                                                         1999        1998

Income:                                                   $0          $0

Expense                                                    0           0
                                                         ---          --
Net Operating Income Before Taxes                          0           0

                                                        ----          --
Net Income                                                 0           0

                                                        ----          --
Beginning Retained Earnings                                0           0

                                                        ----        ----
Ending Retained Earnings                              $    0       $   0
                                                      ======       =====








    The accompanying notes are an integral part of these financial statements

                         MONET ENTERTAINMENT GROUP, LTD
                        (A Development Stage Enterprise)


                             STATEMENT OF CASH FLOWS

                 From the Years Ended December 31, 1998 and 1999





                                                         1999        1998

Cash Flows From Operating Activities

      Net Income                                        $   0       $   0
                                                        -----       -----


      Net Cash provided by Operating Activities             0           0
                                                       ------      ------


Cash Flows From Investing Activities

      Net Cash provided by Investing Activities             0           0
                                                       ------      ------


Cash Flow From Financing Activities

      Issuance of Capital Stock                             0           0
                                                       ------      ------

      Net Cash Provided by Financing Activities             0           0
                                                       ------      ------


Net Increase in Cash                                        0           0

Cash, Beginning of Year                                 1,961       1,961
                                                        -----       -----

Cash, December 31, 1999; 1998                          $1,961      $1,961
                                                       ======      ======



    The accompanying notes are an integral part of these financial statements

                         MONET ENTERTAINMENT GROUP, LTD
                        (A Development Stage Enterprise)

                          Notes to Financial Statements

A - Background and Summary of Significant Accounting Policies

Background

The Monet Entertainment Group, Ltd.. (the Company) was formed on September 20, 1996 for the purpose of engaging in two pursuits within the entertainment industry which involve developing a unique "completion guarantee" to assure the completion of selected projects and developing a financing program for full length motion pictures:

      1. Completion bonding activities are associated with and a part of commercial film production and other entertainment production activities. A "completion bond" is a guarantee that should a film project go over budget or not have sufficient capital to complete the film, the guarantor will provide the additional capital needed to insure completion of the project. This guarantee for small independent producers is unique in the entertainment industry. At present completion bonding has been a requirement for medium and large budget productions but generally unavailable for small producers. Lack of availability of this or a similar financial product has resulted in secondary producers having great difficulty in obtaining financing and has kept many worthwhile projects from reaching theaters. It is anticipated that Monet's completion bonds will be reinsured with companies with sufficient capital resources to preclude the possibility that Monet will ever be at risk for capital shortages in bonded projects.

      2. Financing feature length budget films will be accomplished through the formation of a continuing series of joint ventures with independent film makers. Plans include taking fractional interests in selected film projects, thus spreading investor risk in the most advantageous manner. Project involvement will be financed through joint-venture arrangements with individual investors and small non-entertainment related companies.

Monet Entertainment Group, Ltd. is considered to be a Development Stage Enterprise because planned principal operations have not commenced and there has been no revenue therefrom.

Accounting Policies

The accompanying balance sheet is presented in the format prescribed for development stage enterprises by Statement of Financial Accounting Standards No. 7 issued by the Financial Accounting Standards Board.

                         MONET ENTERTAINMENT GROUP, LTD
                        (A Development Stage Enterprise)


                          Notes to Financial Statements

B - Investments The Company has exchanged shares of its common stock for shares of Series C common stock of Energy Acquisition Companies, Inc.(Energy), a New York Corporation.

The exchange, which was effective on October 7, 1996, (the date the Certificate of Share Exchange was filed by the Colorado Secretary of State and by the New York Department of State), resulted in the exchange of 115,531 shares of Energy Acquisition Companies, Inc. Series C, Par Value $0.001 Common Stock for 500,000 shares of Monet Entertainment Group, Ltd. Common Stock

The 115,531 shares of Energy Acquisition Companies, Inc. common stock received by Monet represents 9/10 of one percent of Energy's outstanding shares. The 500,000 shares of Monet common stock surrendered to Energy represents eleven percent of of the Company's outstanding common stock, and two percent of its authorized stock.

C - Interest in Motion Picture During its initial operating period the Company acquired an interest in a feature-length motion picture, tentatively entitled Salvation. This interest was conveyed by Mr. Stephen Replin, President and principal stockholder of Monet Entertainment Group, Ltd., in exchange for 2,295,000 shares of common stock. In 1996 Mr. Replin purchased a 25 percent interest in the film for $25,000. He conveyed 20 percent of his interest in the film, thereby providing Monet with a five percent ownership position.

When Monet Entertainment acquired its interest the film was incomplete. As of December 31, 1999 the film has been completed for more than a year. Management continues efforts to sell the film outright to a distributor, however a sale in the immediate future is not anticipated. An outright sale contemplates a fixed price agreement in which the sellers do not retain rights to share in the profits, is any, resulting from the distribution and promotion of the film. It is not anticipated that the owners of the film, including Monet Entertainment Group, will be required to contribute additional capital to sell the film.

D - Organizational Expenses Three former officers of the Corporation were each awarded 435,000 shares of common stock in recognition for their service rendered without compensation to the Corporation. The value of their contribution has been classified as an organizational expense and will be amortized over a period of time consistent with tax law, once the corporation is no longer classified as a development stage enterprise.

                                   SIGNATURES


    In accordance with Section 13 or 15(a) of the Exchange Act, the Registrant has caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized on the ____ day of March, 2000.

                                       MONET ENTERTAINMENT GROUP, LTD.


                                       By  /s/ Stephen D. Replin
                                          Stephen D. Replin, President,
                                          Chief Executive Officer and
                                          Pricipal Financial Officer


         In accordance with the Exchange Act, this Report has been signed by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Signature                            Title                    Date


/s/ Stephen Replin
Stephen Replin                      Director             March 27, 2000