Form 10QSB
period 2000-03-31
MONET ENTERTAINMENT GROUP LTD
filed 2000-05-17
CIK 1029356

SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-QSB

                  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                              SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2000

Commission File Number:  0-27609

                         MONET ENTERTAINMENT GROUP, LTD.

                   (Exact name of registrant as specified in its charter)

             Colorado                                            84-1391993
------------------------------------                        ------------------
(State or other jurisdiction of                               (I.R.S. Employer
 incorporation or organization)                             Identification No.)

                222 Milwaukee Street, Suite 304, Denver, CO 80206
                 ----------------------------------------------
               (address of principal executive offices) (Zip Code)

                                 (303) 329-3479
                                 --------------
              (Registrant's telephone number, including area code)

                                       N/A
                      ------------------------------------
              (Former name, former address and former fiscal year,
                          if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) or the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                  Yes X     No____

As of May 12, 2000 the Company had 5,000,000 shares of Common Stock issued and outstanding.

                         MONET ENTERTAINMENT GROUP, LTD
                        (A Development Stage Enterprise)

                                 BALANCE SHEETS


                                                    December 31,     May 31
ASSETS:                                                  1999        2000
-------                                                  ----        ----

 Cash                                                    $1,961      $1,961


   Investments
        Energy Acquisition Group, Common Stock (note B)     115         115
        Interest in motion picture (note C)               5,000       5,000

Organizational Expenses (note D)                          2,843       2,843
                                                        -------     -------


TOTAL ASSETS                                             $9,919      $9,919
                                                         ======      ======


SHAREHOLDERS EQUITY

   Common Stock, no par value, 25,000,000 shares
      authorized, of which 5,000,000 are outstanding
      (notes B and C)                                    $9,919      $9,919

   Preferred stock, no par value, 25,000,000 authorized,
       none outstanding                                      --          --

                                                         ------      ------
      Total Shareholders Equity                           9,919       9,919
                                                       --------    --------


TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY               $9,919      $9,919
------------------------------------------                =====      ======






    The accompanying notes are an integral part of these financial statements

                         MONET ENTERTAINMENT GROUP, LTD
                        (A Development Stage Enterprise)


                   STATEMENTS OF INCOME AND RETAINED EARNINGS

                                                Three months     Three months
                                               Ended March 31,  Ended March 31,
                                                    1999             2000
                                                    ----             ----

Income:                                                $0               $0

Expense                                                 0                0
                                                      ---               --
Net Operating Income Before Taxes                       0                0

                                                      ---               --
Net Income                                              0                0

                                                      ---               --
Beginning Retained Earnings                             0                0

                                                     ----             ----
Ending Retained Earnings                           $    0            $   0
                                                   ======            =====














    The accompanying notes are an integral part of these financial statements

                         MONET ENTERTAINMENT GROUP, LTD
                        (A Development Stage Enterprise)


                            STATEMENTS OF CASH FLOWS



                                                  Three months     Three months
                                                Ended March 31,  Ended March 31,
                                                     1999             2000
                                                     ----             ----

Cash Flows From Operating Activities

      Net Income                                        $   0       $   0
                                                        -----       -----


      Net Cash provided by Operating Activities             0           0
                                                       ------      ------


Cash Flows From Investing Activities

      Net Cash provided by Investing Activities             0           0
                                                       ------      ------


Cash Flow From Financing Activities

      Issuance of Capital Stock                             0           0
                                                       ------      ------

      Net Cash Provided by Financing Activities             0           0
                                                       ------      ------


Net Increase in Cash                                        0           0

Cash, Beginning of Period                               1,961       1,961
                                                        -----       -----

Cash, End of Period                                    $1,961      $1,961
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

Basis of Presentation

The accompanying financial statements have been prepared in accordance with rules established by the Securities and Exchange Commission for Form 10-Q. Not all financial disclosures required to present the financial position and results of operations in accordance with generally accepted accounting principles are included herein. The reader is referred to the Company's Financial Statements included in the registrant's Annual Report on Form 10-K for the year ended December 31, 1999. In the opinion of management, all accruals and adjustments (each of which is of a normal recurring nature) necessary for a fair presentation of the financial position as of March 31, 2000 and the results of operations for the six-month period then ended have been made. Significant accounting policies have been consistently applied in the interim financial statements and the annual financial statements.

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

When Monet Entertainment acquired its interest the film was incomplete. As of March 31, 2000 the film has been completed for more than a year. Management continues efforts to sell the film outright to a distributor, however a sale in the immediate future is not anticipated. An outright sale contemplates a fixed price agreement in which the sellers do not retain rights to share in the profits, is any, resulting from the distribution and promotion of the film. It is not anticipated that the owners of the film, including Monet Entertainment Group, will be required to contribute additional capital to sell the film.

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

ITEM 2.  PLAN OF OPERATION

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

                                     PART II

Item 6.

(a)   Exhibits

              No exhibits are filed with this report.

(b)   Reports on Form 8-K

              The Company did not file any reports on Form 8-K during the quarter ended March 31, 2000.

                                   SIGNATURES


    In accordance with Section 13 or 15(a) of the Exchange Act, the Registrant has caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized on the 12th day of May, 2000.

                                  MONET ENTERTAINMENT GROUP, LTD.


                                  /s/ Stephen D. Replin
                                  ---------------------------------------------
                                  Stephen D. Replin, President, Chief Executive Officer and Pricipal Financial Officer