Form 10QSB
period 2000-06-30
MONET ENTERTAINMENT GROUP LTD
filed 2000-08-16
CIK 1029356

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                  FORM 10-QSB

            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2000

Commission File Number 0-27609

                        MONET ENTERTAINMENT GROUP, LTD.
                        -------------------------------
             (Exact name of registrant as specified in its charter)


           Colorado                                               84-1391993
-------------------------------                              -------------------
(State or other jurisdiction of                                 (IRS Employer
 incorporation or organization)                              Identification No.)

               222 Milwaukee Street, Suite 304, Denver, CO 80206
               -------------------------------------------------
              (Address of principal executive offices) (Zip Code)

                                 (303) 329-3479
                                 --------------
              (Registrant's telephone number, including area code)

                                      N/A
                          ---------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) or the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                 Yes  X  No
                                     ---    ---

As of June 30, 2000 the Company had 5,000,000 shares of Common Stock issued and outstanding.

                        MONET ENTERTAINMENT GROUP, LTD.
                        (A Development Stage Enterprise)

                                 BALANCE SHEETS


                                                       December 31,   June 30,
                                                          1999          2000
                                                       ------------   --------
ASSETS:

Cash                                                     $1,961       $1,961

Investments
         Energy Acquisition Group,
         Common Stock (note B)                              115          115
         Interest in motion picture (note C)              5,000        5,000

Organization Expenses (note D)                            2,843        2,843
                                                         ------       ------

TOTAL ASSETS                                             $9,919       $9,919
                                                         ======       ======


SHAREHOLDERS EQUITY

         Common Stock, no par value, 25,000,000
         shares authorized, of which 5,000,000 are
         outstanding (notes B and C)                     $9,919       $9,919

         Preferred stock, no par value, 25,000,000
         authorized, none outstanding                        --           --

         Total Shareholders Equity                       $9,919       $9,919


TOTAL LIABILITIES AND
SHAREHOLDERS' EQUITY:                                    $9,919       $9,919
                                                         ======       ======


   The accompanying notes are an integral part of these financial statements

                         MONET ENTERTAINMENT GROUP, LTD
                        (A Development Stage Enterprise)


                   STATEMENTS OF INCOME AND RETAINED EARNINGS


                                        Twelve months            Six months
                                      Ended December 31,       Ended June 30,
                                             1999                   2000
                                      ------------------       --------------
Income:                                       $0                     $0

Expense:                                      $0                     $0

Net Operating Income Before Taxes             $0                     $0

Net Income                                    $0                     $0

Beginning Retained Earnings                   $0                     $0

Ended Retained Earnings                       $0                     $0


   The accompanying notes are an integral part of these financial statements

                         MONET ENTERTAINMENT GROUP, LTD
                        (A Development Stage Enterprise)


                            STATEMENTS OF CASH FLOWS


                                                            Six months        Six months
                                                        Ended December 31,  Ended June 30,
                                                               1999              2000
                                                        ------------------  --------------
CASH FLOWS FROM OPERATING ACTIVITIES

         Net Income                                           $    0            $    0

         Net Cash provided by Operating Activities            $    0            $    0


CASH FLOWS FROM INVESTING ACTIVITIES

         Net Cash provided by Investing Activities            $    0            $    0


CASH FLOW FROM FINANCING ACTIVITIES

         Issuance of Capital Stock                            $    0            $    0

         Net Cash Provided by Financing Activities            $    0            $    0


NET INCREASE IN CASH                                          $    0            $    0

CASH, BEGINNING OF PERIOD                                     $1,961            $1,961
                                                              ------            ------

CASH, END OF PERIOD                                           $1,961            $1,961
                                                              ======            ======


   The accompanying notes are an integral part of these financial statements

                         MONET ENTERTAINMENT GROUP, LTD
                        (A Development Stage Enterprise)

                         Notes to Financial Statements


A.   BACKGROUND AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Background

     The Monet Entertainment Group, Ltd., (the Company) was formed on September 20, 1996 for the purpose of engaging in two pursuits within the entertainment industry which involve developing a unique "completion guarantee" to assure the completion of selected projects and developing a financing program for full length motion pictures:

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

     Monet Entertainment Group, Ltd., is considered to be a Development Stage Enterprise because planned principal operations have not commenced and there has been no revenue therefrom.

     Basis of Presentation

     The accompanying financial statements have been prepared in accordance with rules established by the Securities and Exchange Commission for Form 10-Q. Not all financial disclosures required to present the financial position and results of operations in accordance with generally accepted accounting principles are included herein. The reader is referred to the Company's Financial Statements included in the registrant's Annual Report on Form 10-K for the year ended December 31, 1999. In the opinion of management, all accruals and adjustments (each of which is of a normal recurring nature) necessary for a fair presentation of the financial position as of June 30, 2000 and the results of operations for the six-month period then ended have been made. Significant accounting policies have been consistently applied in the interim financial statements and the annual financial statements.

                         MONET ENTERTAINMENT GROUP, LTD
                        (A Development Stage Enterprise)


                          Notes to Financial Statements


B.   INVESTMENTS

     The Company has exchanged shares of its common stock for shares of Series C common stock of Energy Acquisition Companies, Inc. (Energy), a New York Corporation.

     The exchange, which was effective on October 7, 1996, (the date the Certificate of Share Exchange was filed by the Colorado Secretary of State and by the New York Department of State), resulted in the exchange of 115,531 shares of Energy Acquisition Companies, Inc., Series C, Par Value $0.001 Common Stock for 500,000 shares of Monet Entertainment Group, Ltd. Common Stock.

     The 115,531 shares of Energy Acquisition Companies, Inc. common stock received by Monet represents 9/10 of one percent of Energy's outstanding shares. The 500,000 shares of Monet common stock surrendered to Energy represents eleven percent of the Company's outstanding common stock, and two percent of its authorized stock.

C.   INTEREST IN MOTION PICTURE

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

     When Monet Entertainment acquired its interest the film was incomplete. As of June 30, 2000, the film has been completed for more than a year. Management continues efforts to sell the film outright to a distributor, however a sale in the immediate future is not anticipated. An outright sale contemplates a fixed price agreement in which the sellers do not retain rights to share in the profits, if any, resulting from the distribution and promotion of the film. It is not anticipated that the owners of the film, including Monet Entertainment Group, will be required to contribute additional capital to sell the film.

D.   ORGANIZATIONAL EXPENSES

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

                                     PART II

Item 6.


     (A)  Exhibits

          27   Financial Data Schedule


     (B)  Reports on Form 8-K


          The Company did not file any reports on Form 8-K during the quarter ended June 30, 2000.


                                   SIGNATURES

     In accordance with Section 13 or 15(a) of the Exchange Act, the Registrant has caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized on the 12th day of August, 2000.


                                               MONET ENTERTAINMENT GROUP, LTD.



                                                  /s/ Stephen D. Replin
                                               ---------------------------------
                                               Stephen D. Replin, President,
                                               Chief Executive Officer and
                                               Principal Financial Officer

                               INDEX TO EXHIBITS


EXHIBIT
NUMBER         DESCRIPTION
-------        -----------
   27          Financial Data Schedule