Form 10QSB
period 2000-09-30
MONET ENTERTAINMENT GROUP LTD
filed 2000-11-15
CIK 1029356

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-QSB

             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2000

Commission File Number 0-27609

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


               222 Milwaukee Street, Suite 304, Denver, CO 80206
              ---------------------------------------------------
              (Address of principal executive offices) (Zip Code)

                                 (303) 329-3479
                                 --------------
              (Registrant's telephone number, including area code)

                                       N/A
              (Former name, former address and former fiscal year,
                          if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) or the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                  Yes  X   No
                                      ---

As of September 30, 2000 the Company had 5,000,000 shares of Common Stock issued and outstanding.

                         MONET ENTERTAINMENT GROUP, LTD.
                         -------------------------------
                        (A Development Stage Enterprise)

                                  BALANCE SHEET


                                                         December 31, 1999   September 30, 2000
                                                         -----------------   ------------------
ASSETS
Cash                                                      $          1,961   $          1,961
Investments

    Energy Investment Group,                                           115                115
    Common Stock (Note B)
    Interest in motion picture (Note C)                              5,000              5,000

Organization Expenses (Note D)                                       2,843              2,843
                                                          ----------------   ----------------
TOTAL ASSETS                                              $          9,919   $          9,919
                                                          ================   ================

SHAREHOLDERS EQUITY



    Common stock, no par value,
    25,000,000 shares authorized, of
    which 5,000,000 are outstanding                       $          9,919   $          9,919

    (Notes B and C)

    Preferred Stock, no par value,
    25,000,000 authorized, none
    outstanding                                                         --                 --
                                                          ----------------   ----------------
    Total Shareholders Equity                             $          9,919   $          9,919
                                                          ================   ================


TOTAL LIABILITIES AND SHAREHOLDERS EQUITY                 $          9,919   $          9,919
                                                          ================   ================


    The accompanying notes are an integral part of these financial statements

                         MONET ENTERTAINMENT GROUP, LTD
                        (A Development Stage Enterprise)

                   STATEMENTS OF INCOME AND RETAINED EARNINGS

                                                 Twelve months Ended    Nine Months Ended
                                                 December 31, 1999     September 30, 2000
                                                 -------------------   ------------------
Income                                             $              0     $              0

Expense                                                           0                    0

Net Operating Income Before Taxes                                 0                    0

Net Income                                                        0                    0

Beginning Retained Earnings                                       0                    0

Ending Retained Earnings


    The accompanying notes are an integral part of these financial statements

                         MONET ENTERTAINMENT GROUP, LTD
                        (A Development Stage Enterprise)

                            STATEMENTS OF CASH FLOWS


                                                     Twelve months ended   Nine months ended
                                                      December 31, 1999   September 30, 2000
                                                     -------------------  ------------------
Cash Flows from Operating Activities

     Net Income                                        $             0     $             0

     Net Cash Provided by Operating Activities                       0                   0

Cash Flows from Investing Activities

     Net Cash Provided by Investing Activities                       0                   0



Cash Flow from Financing Activities

     Issuance of Capital Stock                                       0                   0

     Net Cash Provided by Financing Activities                       0                   0

Net Increase in Cash                                                 0                   0

Cash, Beginning of Period                                        1,961               1,961


Cash, End of Period                                              1,961               1,961



    The accompanying notes are an integral part of these financial statements

                         MONET ENTERTAINMENT GROUP, LTD
                        (A Development Stage Enterprise)

                          Notes to Financial Statements

A.       Background and Summary of Significant Accounting Policies

         Background

         The Monet Entertainment Group, Ltd., (the Company) was formed on September 20, 1996 for the purpose of engaging in two pursuits within the entertainment industry which involve developing a unique "completion guarantee" to assure the completion of selected projects and developing a financing program fur full length motion pictures:

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

         Basis of Presentation

         The accompanying financial statements have been prepared in accordance with rules established by the Securities and Exchange Commission for Form 10-Q. Not all financial disclosures required to present the financial position and results of operations in accordance with generally accepted accounting principles are included herein. The reader is referred to the Company's Financial Statements included in the registrant's Annual Report on Form 10-K for the year ended December 31, 1999. In the opinion of management, all accruals and adjustments (each of which is of a normal recurring nature) necessary for a fair presentation of the financial

                         MONET ENTERTAINMENT GROUP, LTD
                         ------------------------------
                        (A Development Stage Enterprise)


                          Notes to Financial Statements


position as of September 30, 2000 and the results of operations for the nine-month period then ended have been made. Significant accounting policies have been consistently applied in the interim financial statements and the annual financial statements.

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

         When Monet Entertainment acquired its interest the film was incomplete. As of September 30, 2000, the film has been completed for more than a year. Management continues efforts to sell the film outright to a distributor, however a sale in the immediate future is not anticipated. An outright sale contemplates a fixed price agreement in which the sellers do not retain rights to share in the profits, if any, resulting from the distribution and promotion of the film. It is not anticipated that the owners of the film, including Monet Entertainment Group, will be required to contribute additional capital to sell the film.

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

                                     PART II

ITEM 6.

         (A)      Exhibits

                  No exhibits are filed with this report.

         (B)      Reports on Form 8-K


         The Company did not file any reports on Form 8-K during the quarter ended September 30, 2000.


                                   SIGNATURES

         In accordance with Section 13 or 15(a) of the Exchange Act, the Registrant has caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized on the 15th day of September, 2000.


                                            MONET ENTERTAINMENT GROUP, LTD.



                                            /s/ Stephen D. Replin
                                            ----------------------------------
                                            Stephen D. Replin, President,
                                            Chief Executive Officer and
                                            Principal Financial Officer

                                 EXHIBIT INDEX


EXHIBIT
NUMBER         DESCRIPTION
-------        -----------
  27           Financial Data Schedule