Form 10KSB40/A
period 1999-12-31
MONET ENTERTAINMENT GROUP LTD
filed 2001-03-09
CIK 1029356

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                            FIRST AMENDED FORM 10-KSB
(Mark One)

(X)   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 1999

                                       OR
( )   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

Commission File No. 0-27609

                         MONET ENTERTAINMENT GROUP, LTD.
               --------------------------------------------------
                 (Name of Small Business Issuer in its charter)

               Colorado                                       84-1391993
      ---------------------                              -------------------
      (State of incorporation)                              (IRS Employer
                                                          Identification No.)
 222 Milwaukee Street, Suite 304
           Denver, Colorado                                     80206
 --------------------------------------                  -------------------
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
                                      X
                                     ---     ---
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
                                                             -------------

The aggregate market value of the voting stock held by non-affiliates of the Company on March 9, 2001 was $0.00.

As of March 20, 2001 the Company had 5,000,000 issued and outstanding shares of common stock.

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

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         Not applicable.

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS, COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

              Name                          Age                        Position
              ----                          ---                        --------
              Stephen D. Replin             52                President and a Director

              Raven Printz                  58                Executive Vice-President and Secretary

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

                                   Annual Compensation                   Long Term Compensation
                               ---------------------------        -----------------------------------
                                                    Other                       Securities                  All
Name and                                           Annual         Restricted    Underlying                 Other
Principal                                          Compen-           Stock       Options/      LTIP       Compen-
Position              Year     Salary    Bonus      sation          Awards         SARs       Payouts      sation
---------             ----     ------    -----     -------        ----------    ----------    -------     --------
Stephen Replin,       1999         --       --          --                --            --         --           --
President             1998         --       --          --                --            --         --           --
                      1997         --       --          --                --            --         --           --

         The following table shows the amount which the Company expects to pay its executive officers during the year ending December 31, 2000 and the time which the Company's executive officers plan to devote to the Company's business.

                                               Proposed                 Time to be Devoted to
Name                                        Compensation               the Company's Business
----                                        ------------               ----------------------
Stephen D. Replin                                 $5,000                            10%
Raven Printz (1)                                 $25,000                            50%

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

                                                                                                     Percent of
     Name and Address                                      Shares Owned                                Class
     ----------------                                      ------------                              ----------
     Stephen D. Replin                                      3,870,000 (1)                              77.4%
     222 Milwaukee St.
     Suite 304
     Denver, CO  80206

     Raven Printz                                              75,000                                   1.5
     222 Milwaukee St.
     Suite 304
     Denver, CO  80206

     Chester Cedars
     222 Milwaukee St.                                        450,000                                   9.0%
     Suite 304
     Denver, CO 80206

     Laurie Rhoades
     222 Milwaukee St.                                        450,000                                   9.0%
     Suite 304
     Denver, CO 80206

     All Officers and Directors as
     a Group (2 persons)                                    3,945,000                                  78.9%

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

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K

(a)    Exhibits

         Number          Exhibit                                                           Page Number
         ------          -------                                                           -----------
           3          Articles and Bylaws                                                      (1)
                                                                                           -----------

           4          Instruments Defining the Rights of Security Holders                      (2)
                                                                                           -----------

          10          Material Contracts                                                       None
                                                                                           -----------


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




Story and Company, P.C.
Certified Public Accountants
March 6, 2000
Denver, Colorado

                         MONET ENTERTAINMENT GROUP, LTD
                        (A Development Stage Enterprise)

                                  BALANCE SHEET

                           December 31, 1998 and 1999


ASSETS:                                                                 1999      1998
                                                                      --------   --------
     Cash                                                             $  1,961   $  1,961


     Investments
           Energy Acquisition Group, Common Stock (note B)                 115        115
           Interest in motion picture (note C)                           5,000      5,000

     Organizational Expenses (note D)                                    2,843      2,843
                                                                      --------   --------


TOTAL ASSETS                                                          $  9,919   $  9,919
                                                                      ========   ========



SHAREHOLDERS EQUITY

     Common Stock, no par value, 25,000,000 shares authorized,
         of which 5,000,000 are outstanding (notes B and C)           $  9,919   $  9,919

     Preferred stock, no par value, 25,000,000 authorized, none outstanding

                                                                      --------   --------
         Total Shareholders Equity                                       9,919      9,919
                                                                      --------   --------


TOTAL LIABILITIES AND SHAREHOLDERS EQUITY                             $  9,919   $  9,919
                                                                      ========   ========


    The accompanying notes are an integral part of these financial statements

                         MONET ENTERTAINMENT GROUP, LTD
                        (A Development Stage Enterprise)


                    STATEMENT OF INCOME AND RETAINED EARNINGS
                   For Years Ended December 31, 1998 and 1999



                                                      1999             1998
                                                      ----             ----
INCOME:                                               $  0             $  0

EXPENSE                                                  0                0
                                                      ----             ----
NET OPERATING INCOME BEFORE TAXES                        0                0

                                                      ----             ----
NET INCOME                                               0                0

                                                      ----             ----
BEGINNING RETAINED EARNINGS                              0                0

                                                      ----             ----
ENDING RETAINED EARNINGS                              $  0             $  0
                                                      ====             ====



    The accompanying notes are an integral part of these financial statements

                         MONET ENTERTAINMENT GROUP, LTD
                        (A Development Stage Enterprise)


                             STATEMENT OF CASH FLOWS

                 From the Years Ended December 31, 1998 and 1999


                                                            1999       1998
                                                          --------   --------
CASH FLOWS FROM OPERATING ACTIVITIES

         Net Income                                       $      0   $      0
                                                          --------   --------


         Net Cash provided by Operating Activities               0          0
                                                          --------   --------


CASH FLOWS FROM INVESTING ACTIVITIES

         Net Cash provided by Investing Activities               0          0
                                                          --------   --------


CASH FLOW FROM FINANCING ACTIVITIES

         Issuance of Capital Stock                               0          0
                                                          --------   --------

         Net Cash Provided by Financing Activities               0          0
                                                          --------   --------


NET INCREASE IN CASH                                             0          0

CASH, BEGINNING OF YEAR                                      1,961      1,961
                                                          --------   --------

CASH, DECEMBER 31, 1999; 1998                             $  1,961   $  1,961
                                                          ========   ========



    The accompanying notes are an integral part of these financial statements

                         Monet Entertainment Group, Ltd.
                        (A Development Stage Enterprise)

                        Statement of Stockholders Equity

            Inception (September 20, 1996, through December 31, 2000


                                                                                        Price
                                                              Amount       Shares     Per Share
                                                            ----------   ----------   ----------
ISSUED AND OUTSTANDING AT DECEMBER 31, 1996                 $    9,919    5,000,000   $   0.0022

         Change During Year Ended December 31, 1997                -0-          -0-          -0-

ISSUED AND OUTSTANDING AT DECEMBER 31, 1997                 $    9,919    5,000,000   $   0.0022

         Change During Year Ended December 31, 1998                -0-          -0-          -0-

ISSUED AND OUTSTANDING AT DECEMBER 31, 1998                 $    9,919    5,000,000   $   0.0022

         Change During Year Ended December 31, 1999                -0-          -0-          -0-

ISSUED AND OUTSTANDING AT DECEMBER 31, 1999                 $    9,919    5,000,000   $   0.0022

         Change During Year Ended December 31, 2000                -0-          -0-          -0-

ISSUED AND OUTSTANDING AT DECEMBER 31, 2000                 $    9,919    5,000,000   $   0.0022



    The accompanying notes are an integral part of these financial statements

                         MONET ENTERTAINMENT GROUP, LTD
                        (A Development Stage Enterprise)

                          Notes to Financial Statements

A - BACKGROUND AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Background

The Monet Entertainment Group, Ltd. (the Company) was formed on September 20, 1996 for the purpose of engaging in two pursuits within the entertainment industry which involve developing a unique "completion guarantee" to assure the completion of selected projects and developing a financing program for full length motion pictures:

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

                                   SIGNATURES


      In accordance with Section 13 or 15(a) of the Exchange Act, the Registrant has caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized on the 9th day of March, 2001.

                           MONET ENTERTAINMENT GROUP, LTD.


                                   /s/  Stephen D. Replin
                           -----------------------------------------------------
                           Stephen D. Replin, President, Chief Executive Officer and Principal Financial Officer


              In accordance with the Exchange Act, this Report has been signed by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Signature                            Title                  Date
---------                            -----                  ----
    /s/  Stephen D Replin
--------------------------------
Stephen Replin                      Director            March 9, 2001