Form 10KSB40
period 2000-12-31
MONET ENTERTAINMENT GROUP LTD
filed 2001-04-17
CIK 1029356

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB
(Mark One)

(X)   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2000
                                       OR
( )   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

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
                                                             --------

The aggregate market value of the voting stock held by non-affiliates of the Company on April 17, 2001 was $0.00.

As of April 17, 2001 the Company had 5,000,000 issued and outstanding shares of common stock.

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

EMPLOYEES AND OFFICES

         As of April 17, 2001, the Company did not have any full time employees.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         Not Applicable

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         As of April 17, 2001, there were approximately 1,300 beneficial owners of the Company's common stock. The Company's common stock is not publicly traded.

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

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         Not applicable.

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS, COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

              Name                          Age                   Position
              -----                         ---               ------------------
              Stephen D. Replin             52                President and a Director

              Raven Printz                  58                Executive Vice-President and Secretary

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

ITEM 10.  EXECUTIVE COMPENSATION

         The following table on discloses all compensation received by the Company's President (the Company's Chief Executive Officer) during the three years ending December 31, 2000. During this three-year period no executive officer received annual salary and bonus payments from the Company in excess of $100,000.

                                    Annual Compensation                Long Term Compensation
                               ----------------------------      ----------------------------------
                                                    Other                     Securities                  All
Name and                                           Annual        Restricted   Underlying                  Other
Principal                                          Compen-         Stock       Options/       LTIP       Compen-
Position              Year     Salary    Bonus      sation        Awards         SARs       Payouts       sation
-------------------  ------    ------    -----     --------      ----------   ----------    -------      --------
Stephen Replin,       2000         --       --           --              --           --         --            --
President             1999         --       --           --              --           --         --            --
                      1998         --       --           --              --           --         --            --


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

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

         The following table shows the ownership of the Company's common stock by the Company's officers and directors and by those persons known by the Company to be the beneficial owners of more than 5% of the Company's common stock as of April 17, 2000. Unless otherwise indicated all shares are owned of record.

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

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

         Since September 1996 Regatta Capital, Ltd. has provided office space, furniture, and office equipment to the Company. Regatta Capital is controlled by Stephen Replin, an officer and director of the Company. As of December 31, 2000 Regatta Capital had not charged the

Company for rent or any related costs or expenses. It is not expected that Regatta Capital will charge the Company for rent or other services until the Company begins to generate revenues.

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
                                                                                        -----------

          10          Material Contracts                                                   None
                                                                                        -----------

         (1) Incorporated by reference, and as same exhibit number, from the Company's Registration Statement on Form 10-SB (Commission File Number 0-27609).

         (2)      Included as part of Exhibit 3.

(b) The Company did not file any reports on Form 8-K during the quarter ending December 31, 2000.

        -----------------------------------------------------------------



                         Monet Entertainment Group, Ltd.
                        (A Development Stage Enterprise)



                         REPORT ON FINANCIAL STATEMENTS



                 As of and For the Two Years Ended December 31,
                                  1999 and 2000



       ------------------------------------------------------------------








                                February 15, 2001


               STORY & COMPANY, P.C., CERTIFIED PUBLIC ACCOUNTANTS
                             5205 East Weaver Avenue
                             Denver, Colorado 80121

                              STORY & COMPANY, P.C.
                          CERTIFIED PUBLIC ACCOUNTANTS





               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS




To the Board of Directors
Monet Entertainment Group, Ltd.

We have audited the accompanying balance sheets of the Monet Entertainment Group, Ltd. (a Development Stage Enterprise) as of December 31, 1999 and 2000 and the related statements of income, stockholders' equity, and cash flows for the two years then ended. These financial statements are the responsibility of management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Monet Entertainment Group, Ltd. (a Development Stage Enterprise) as of December 31, 1999 and 2000, and the results of its operations and its cash flows for the two years then ended. in conformity with generally accepted accounting principles.






Story and Company, P.C.
Certified Public Accountants
February 15, 2001
Denver, Colorado

                         MONET ENTERTAINMENT GROUP, LTD.
                        (A Development Stage Enterprise)




                                  BALANCE SHEET

                           December 31, 1999 and 2000



ASSETS                                                                     2000         1999
                                                                        ----------   ----------
      Cash                                                              $    1,961   $    1,961

      Investments
          Energy Acquisition Group, Common Stock                               115          115
          Interest in Motion Picture                                         5,000        5,000


      Organizational Expenses                                                2,843        2,843



                                                                        ----------   ----------
TOTAL ASSETS                                                            $    9,919   $    9,919
                                                                        ==========   ==========




                                                                        $        0   $        0

SHAREHOLDERS' EQUITY

      Common stock, no par value, 25,000,000 shares authorized,
           of which 5,000,000  are outstanding                               9,919        9,919

      Preferred stock, no par value, 25,000,000 authorized, none outstanding


                                                                        ----------   ----------
      Total Shareholders' Equity                                             9,919        9,919
                                                                        ----------   ----------

                                                                        ----------   ----------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                              $    9,919   $    9,919
                                                                        ==========   ==========


    The accompanying notes are an integral part of these financial statements

                         MONET ENTERTAINMENT GROUP, LTD.
                        (A Development Stage Enterprise)

                    STATEMENT OF INCOME AND RETAINED EARNINGS
                   For Years Ended December 31, 1999 and 2000


                                          2000         1999
                                        --------     --------
INCOME                                     $0           $0





EXPENSE                                     0            0





                                        --------     --------
NET OPERATING INCOME BEFORE TAXES           0            0





                                        --------     --------
NET INCOME                                  0            0

BEGINNING RETAINED EARNINGS                 0            0
                                        --------     --------
ENDING RETAINED EERNINGS                   $0           $0
                                        ========     ========


    The Accompanying notes are an integral part of these financial statements

                         MONET ENTERTAINMENT GROUP, LTD.
                        (A Development Stage Enterprise)

                             STATEMENT OF CASH FLOWS

                     Years Ended December 31, 1999 and 2000


                                                                                              2000             1999
                                                                                          -------------    --------------
CASH FLOWS FROM OPERATING ACTIVITIES

               Net Income                                                                      $0               $0
                                                                                          -------------    --------------


               Net Cash Provided by  Operating Activities                                      0                 0
                                                                                          -------------    --------------


CASH FLOWS FROM INVESTING  ACTIVITIES

               Net Cash Provided by  Investing  Activities                                     0                 0
                                                                                          -------------    --------------




CASH FLOWS FROM FINANCING ACTIVITIES

               Issuance of Capital Stock                                                       0                 0
                                                                                          -------------    --------------


               Net Cash Provided by Financing Activities                                       0                 0
                                                                                          -------------    --------------

NET INCREASE IN CASH                                                                           0                 0

CASH, BEGINNING OF YEAR                                                                       1,961.00          1,961.00

                                                                                          -------------    --------------
CASH, END OF YEAR                                                                               $1,961            $1,961
                                                                                          =============    ==============



    The Accompanying notes are an integral part of these financial statements

                         MONET ENTERTAINMENT GROUP, LTD.
                        (A Development Stage Enterprise)

                        STATEMENT OF STOCKHOLDERS EQUITY

            Inception (September 20, 1996) through December 31, 2000



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

                          Notes to Financial Statements

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

         2. Financing feature length budget films will be accomplished through the formation of a continuing series of joint ventures with independent filmmakers. Plans include taking fractional interests in selected film projects, thus spreading investor risk in the most advantageous manner. Project involvement will be financed through joint-venture arrangements with individual investors and small non-entertainment related companies.

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

                         MONET ENTERTAINMENT GROUP, LTD.
                        (A Development Stage Enterprise)

                          Notes to Financial Statements


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

Mr. Replin, in 1996, acquired a 25 percent interest in the film for $25,000. He conveyed 20 percent of his interest in the film to Monet, thereby providing the Company with a five percent ownership position.

When Monet Entertainment acquired its interest in the film, it was incomplete. As of December 31, 2000 the film has been completed for more than two years. Management continues efforts to sell the film outright to a distributor, however a sale in the immediate future is not anticipated. An outright sale contemplates a fixed price agreement in which the sellers do not retain rights to share in the profits, is any, resulting from the distribution and promotion of the film. It is not anticipated that the owners of the film, including Monet Entertainment Group, will be required to contribute additional capital to sell the film.

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

                                   SIGNATURES


      In accordance with Section 13 or 15(a) of the Exchange Act, the Registrant has caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized on the 17th day of April, 2001.

                                MONET ENTERTAINMENT GROUP, LTD.


                                        /s/  Stephen D. Replin
                                -----------------------------------------------
                                Stephen D. Replin, President, Chief Executive Officer and Pricipal Financial Officer


              In accordance with the Exchange Act, this Report has been signed by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Signature                                Title                    Date
---------                                -----                    ----
 /s/ Stephen D Replin
Stephen Replin                          Director              April 17, 2001