Form 10QSB
period 2001-03-31
MONET ENTERTAINMENT GROUP LTD
filed 2001-06-20
CIK 1029356

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-QSB

             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2001

Commission File Number 0-27609

                         MONET ENTERTAINMENT GROUP, LTD.
                         -------------------------------

             (Exact name of registrant as specified in its charter)

          Colorado                                               84-1391993
 ------------------------------                              -------------------
(State or other jurisdiction of                                (IRS Employer
 incorporation or organization)                              Identification No.)

                222 Milwaukee Street, Suite 304, Denver, CO 80206
                -------------------------------------------------
               (Address of principal executive offices) (Zip Code)

                                 (303) 329-3479
                         -------------------------------
              (Registrant's telephone number, including area code)

                                       N/A
                                 --------------
              (Former name, former address and former fiscal year,
                          if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) or the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                Yes   X   No
                                    -----    -----

As of March 31, 2001 the Company had 5,000,000 shares of Common Stock issued and outstanding.

                         MONET ENTERTAINMENT GROUP, LTD.
                        (A Development Stage Enterprise)

                                  BALANCE SHEET


                                                  December 31, 2000   March 31, 2001
                                                  -----------------   --------------
ASSETS
Cash                                                   $      1,961     $      1,961
Investments
         Energy Investment Group,                               115              115
         Common Stock (Note B)
         Interest in motion picture (Note C)                  5,000            5,000
Organization Expenses (Note D)                                2,843            2,843

TOTAL ASSETS                                           $      9,919     $      9,919

SHAREHOLDERS EQUITY
         Common stock, no par value,                   $      9,919     $      9,919
         25,000,000 shares authorized, of
         which 5,000,000 are outstanding
         (Notes B and C)

         Preferred Stock, no par value,                          --               --
         25,000,000 authorized, none
         outstanding

         Total Shareholders Equity                     $      9,919     $      9,919

TOTAL LIABILITIES AND                                  $      9,919     $      9,919
SHAREHOLDERS EQUITY


    The accompanying notes are an integral part of these financial statements

                         MONET ENTERTAINMENT GROUP, LTD
                        (A Development Stage Enterprise)

                   STATEMENTS OF INCOME AND RETAINED EARNINGS

                                          Twelve months Ended         Three Months Ended
                                          December 31, 2000           March 31, 2001
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
Ending Retained Earnings


    The accompanying notes are an integral part of these financial statements

                         MONET ENTERTAINMENT GROUP, LTD
                        (A Development Stage Enterprise)

                            STATEMENTS OF CASH FLOWS

                                                                Twelve months
                                                                ended              Three months
                                                                December 31,       ended
                                                                2000               March 31, 2001
                                                                -------------      --------------

CASH FLOWS FROM OPERATING ACTIVITIES
         Net Income                                              $        0          $        0
         Net Cash Provided by Operating Activities                        0                   0

CASH FLOWS FROM INVESTING ACTIVITIES
         Net Cash Provided by Investing Activities                        0                   0

CASH FLOW FROM FINANCING ACTIVITIES
         Issuance of Capital Stock                                        0                   0
         Net Cash Provided by Financing Activities                        0                   0

NET INCREASE IN CASH                                                      0                   0

CASH, BEGINNING OF PERIOD                                             1,961               1,961

CASH, END OF PERIOD                                                   1,961               1,961


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

         2. Financing feature length budget films will be accomplished through the formation of a continuing series of joint ventures with independent film makers. Plans include taking fractional interests in selected film projects, thus spreading investor risk in the most advantageous manner. Project involvement will be financed through joint- venture arrangements with individual investors and small non-entertainment related companies.

         Monet Entertainment Group, Ltd., is considered to be a Development Stage Enterprise because planned principal operations have not commenced and there has been no revenue therefrom.

         Basis of Presentation

         The accompanying financial statements have been prepared in accordance with rules established by the Securities and Exchange Commission for Form 10-Q. Not all financial disclosures required to present the financial position and results of operations in accordance with generally accepted accounting principles are included herein. The reader is referred to the Company's Financial Statements included in the registrant's Annual Report on Form 10-K for the year ended December 31, 2000. In the opinion of management, all accruals and adjustments (each of which is of a normal recurring nature) necessary for a fair presentation of the financial position as of March 31, 2001 and the results of operations for the three-month period then ended have been made. Significant accounting policies have been consistently applied in the interim financial statements and the annual financial statements.

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

         When Monet Entertainment acquired its interest the film was incomplete. As of March 31, 2001, the film has been completed for more than a year. Management continues efforts to sell the film outright to a distributor, however a sale in the immediate future is not anticipated. An outright sale contemplates a fixed price agreement in which the sellers do not retain rights to share in the profits, if any, resulting from the distribution and promotion of the film. It is not anticipated that the owners of the film, including Monet Entertainment Group, will be required to contribute additional capital to sell the film.

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

                                     PART II

Item 6.

         (A)      Exhibits

                  No exhibits are filed with this report.

         (B)      Reports on Form 8-K

         The Company did not file any reports on Form 8-K during the quarter ended March 31, 2001.


                                   SIGNATURES

         In accordance with Section 13 or 15(a) of the Exchange Act, the Registrant has caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized on the 19th day of June, 2001.


                                        MONET ENTERTAINMENT GROUP, LTD.



                                          /s/ Stephen D. Replin
                                        ----------------------------------------
                                        Stephen D. Replin, President,
                                        Chief Executive Officer and
                                        Principal Financial Officer