Form 10KSB40
period 2001-12-31
MONET ENTERTAINMENT GROUP LTD
filed 2002-03-11
CIK 1029356

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB
(Mark One)

[X]   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2001

                                       OR

[ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

Commission File No. 0-27609

                         MONET ENTERTAINMENT GROUP, LTD.
                 ----------------------------------------------
                 (Name of Small Business Issuer in its charter)

                Colorado                                          84-1391993
        ------------------------                             -------------------
        (State of incorporation)                                (IRS Employer
                                                             Identification No.)
    222 Milwaukee Street, Suite 304
           Denver, Colorado                                         80206
---------------------------------------                            --------
(Address of Principal Executive Office)                            Zip Code

Registrant's telephone number, including Area Code: (303) 329-3479

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:

                                  Common Stock
                                (Title of Class)

Check whether the Registrant (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.
                                 YES [X] NO [ ]

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
                                                             -------------

The aggregate market value of the voting stock held by non-affiliates of the Company on March 8, 2002, was $0.00.

As of March 8, 2002, the Company had 5,000,000 issued and outstanding shares of common stock.

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

EMPLOYEES AND OFFICES

         As of March 8, 2002, the Company did not have any full time employees.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         Not Applicable

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         As of March 8, 2002, there were approximately 1,300 beneficial owners of the Company's common stock. The Company's common stock is not publicly traded.

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

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         Not applicable.

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS, COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

              Name                          Age                        Position
              -----                         ---                        --------
              Stephen D. Replin             53                President and a Director

              Raven Printz                  59                Executive Vice-President and Secretary

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

ITEM 10. EXECUTIVE COMPENSATION

         The following table on discloses all compensation received by the Company's President (the Company's Chief Executive Officer) during the three years ending December 31, 2001. During this three-year period no executive officer received annual salary and bonus payments from the Company in excess of $100,000.

                                   Annual Compensation                 Long Term Compensation
                               ---------------------------       ----------------------------------
                                                    Other                     Securities                  All
Name and                                           Annual        Restricted   Underlying                  Other
Principal                                          Compen-         Stock       Options/      LTIP        Compen-
Position              Year     Salary    Bonus      sation         Awards        SARs       Payouts       sation
---------             ----     ------    -----     -------       ----------   ----------    -------      -------
Stephen Replin,       2001        --       --         --             --            --          --            --
President             2000        --       --         --             --            --          --            --
                      1999        --       --         --             --            --          --            --

         The following table shows the amount which the Company expects to pay its executive officers during the year ending December 31, 2002 and the time which the Company's executive officers plan to devote to the Company's business.


                                                Proposed                   Time to be Devoted to
Name                                          Compensation                 the Company's Business
----                                          ------------                 ----------------------
Stephen D. Replin                                $ 5,000                            10%
Raven Printz(1)                                  $25,000                            50%

(1) It is not expected that Ms. Printz will devote any substantial time to the Company's business until the Company raises approximately $250,000 in capital.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

         The following table shows the ownership of the Company's common stock by the Company's officers and directors and by those persons known by the Company to be the beneficial owners of more than 5% of the Company's common stock as of March 8, 2002. Unless otherwise indicated all shares are owned of record.

                                                                                                     Percent of
     Name and Address                                       Shares Owned                               Class
     ----------------                                       ------------                             ----------
     Stephen D. Replin                                      3,870,000(1)                               77.4%
     222 Milwaukee St.
     Suite 304
     Denver, CO 80206

     Raven Printz                                              75,000                                   1.5
     222 Milwaukee St.
     Suite 304
     Denver, CO 80206

     Chester Cedars
     222 Milwaukee St.                                        450,000                                   9.0%
     Suite 304
     Denver, CO 80206

     Laurie Rhoades
     222 Milwaukee St.                                        450,000                                   9.0%
     Suite 304
     Denver, CO 80206

     All Officers and Directors as
     a Group (2 persons)                                    3,945,000                                  78.9%

(1)      Includes shares owned by various business entities controlled by Mr.
         Replin.

         There are no arrangements known to the Company which may result in a change in control of the Company.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

         Since September 1996 Regatta Capital, Ltd. has provided office space, furniture, and office equipment to the Company. Regatta Capital is controlled by Stephen Replin, an officer and director of the Company. As of December 31, 2001 Regatta Capital had not charged the

Company for rent or any related costs or expenses. It is not expected that Regatta Capital will charge the Company for rent or other services until the Company begins to generate revenues.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

Number       Exhibit                                                           Page Number
--------     -------                                                           -----------
  3          Articles and Bylaws                                               (1)

  4          Instruments Defining the Rights of Security Holders               (2)

  10         Material Contracts                                                None

  23         Consent of CPA                                                    See Attached

(1) Incorporated by reference, and as same exhibit number, from the Company's Registration Statement on Form 10-SB (Commission File Number 0-27609).

(2)      Included as part of Exhibit 3.

(b) The Company did not file any reports on Form 8-K during the quarter ending December 31, 2001.

                                   SIGNATURES


         In accordance with Section 13 or 15(a) of the Exchange Act, the Registrant has caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized on the 8th day of March, 2002.

                                       MONET ENTERTAINMENT GROUP, LTD.


                                                /s/ Stephen D. Replin
                                       -----------------------------------------
                                       Stephen D. Replin, President, Chief
                                       Executive Officer and Pricipal Financial
                                       Officer


              In accordance with the Exchange Act, this Report has been signed by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Signature                                   Title                       Date
---------                                   -----                       ----
/s/ Stephen D Replin
-----------------------------
Stephen Replin                            Director                  March 8, 2002

                              STORY & COMPANY, P.C.
                          CERTIFIED PUBLIC ACCOUNTANTS





               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS




To the Board of Directors
Monet Entertainment Group, Ltd.

We have audited the accompanying balance sheets of the Monet Entertainment Group, Ltd. (a Development Stage Enterprise) as of December 31, 2000 and 2001 and the related statements of income, stockholders' equity, and cash flows for the two years then ended. These financial statements are the responsibility of management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance as to whether the balance sheet is free of material misstatements. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall balance sheet presentation. We believe that our audit of the financial statements provides a reasonable basis for our opinion.
..
In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Monet Entertainment Group, Ltd. (a Development Stage Enterprise) as of December 31, 2000 and 2001, and the results of its operations and its cash flows for the two years then ended. in conformity with generally accepted accounting principles.






Story and Company, P.C.
Certified Public Accountants
February 11, 2002
Denver, Colorado

                         MONET ENTERTAINMENT GROUP, LTD.
                        (A Development Stage Enterprise)

                                  BALANCE SHEET


                                                               December 31, 2001   December 31, 2000
                                                               -----------------   -----------------
ASSETS

Cash                                                           $           1,961   $           1,961

Investments

         Energy Investment Group,                                            115                 115
         Common Stock (Note B)

         Interest in motion picture (Note C)                               5,000               5,000

Organization Expenses (Note D)                                             2,843               2,843



TOTAL ASSETS                                                   $           9,919   $           9,919



SHAREHOLDERS EQUITY

         Common stock, no par value, 25,000,000 shares         $           9,919   $           9,919
         authorized, of which 5,000,000 are
         outstanding (Notes B and C)

         Preferred Stock, no par value, 25,000,000                            --                  --
         authorized, none outstanding

         Total Shareholders Equity                             $           9,919   $           9,919



TOTAL LIABILITIES AND SHAREHOLDERS EQUITY                      $           9,919   $           9,919



    The accompanying notes are an integral part of these financial statements

                         MONET ENTERTAINMENT GROUP, LTD
                        (A Development Stage Enterprise)

                   STATEMENTS OF INCOME AND RETAINED EARNINGS


                                                         Twelve months Ended           Twelve Months Ended
                                                         December 31, 2001             December 31, 2000
                                                         -------------------           -------------------
Income                                                           $0                            $0

Expense                                                           0                             0

Net Operating Income Before Taxes                                 0                             0

Net Income                                                        0                             0

Beginning Retained Earnings                                       0                             0

Ending Retained Earnings



    The accompanying notes are an integral part of these financial statements

                         MONET ENTERTAINMENT GROUP, LTD
                        (A Development Stage Enterprise)

                            STATEMENTS OF CASH FLOWS



                                                     Twelve months ended   Twelve months ended
                                                     December 31, 2000     December 31, 2000
                                                     -------------------   -------------------
CASH FLOWS FROM OPERATING ACTIVITIES

         Net Income                                  $                 0   $                 0

         Net Cash Provided by Operating Activities                     0                     0



CASH FLOWS FROM INVESTING ACTIVITIES

         Net Cash Provided by Investing Activities                     0                     0



CASH FLOW FROM FINANCING ACTIVITIES

         Issuance of Capital Stock                                     0                     0

         Net Cash Provided by Financing Activities                     0                     0



NET INCREASE IN CASH                                                   0                     0


CASH, BEGINNING OF PERIOD                                          1,961                 1,961


CASH, END OF PERIOD                                                1,961                 1,961



    The accompanying notes are an integral part of these financial statements

                         MONET ENTERTAINMENT GROUP, LTD
                        (A Development Stage Enterprise)

                        STATEMENT OF STOCKHOLDERS EQUITY

            Inception (September 20, 1996) through December 31, 2001


                                                                         Price per
                                                  Amount      Shares       Share
                                                 ---------   ---------   ---------
ISSUED AND OUTSTANDING AT DECEMBER 31, 1996      $   9,919   5,000,000   $  0.0022

    Change During Year Ended December 31, 1997         -0-         -0-         -0-
ISSUED AND OUTSTANDING AT DECEMBER 31, 1997      $   9,919   5,000,000   $  0.0022

    Change During Year Ended December 31, 1998         -0-         -0-         -0-

ISSUED AND OUTSTANDING AT DECEMBER 31, 1998      $   9,919   5,000,000   $  0.0022

    Change During Year Ended December 31, 1999         -0-         -0-         -0-

ISSUED AND OUTSTANDING AT DECEMBER 31, 1999      $   9,919   5,000,000   $  0.0022

    Change During Year Ended December 31, 2000         -0-         -0-         -0-

ISSUED AND OUTSTANDING AT DECEMBER 31, 2000      $   9,919   5,000,000   $  0.0022

    Change During Year Ended December 31, 2001         -0-         -0-         -0-

ISSUED AND OUTSTANDING AT DECEMBER 31, 2001      $   9,919   5,000,000   $  0.0022



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

When Monet Entertainment acquired its interest in the film, it was incomplete. As of December 31, 2001 the film has been completed for more than two years. Management continues efforts to sell the film outright to a distributor, however a sale in the immediate future is not anticipated. An outright sale contemplates a fixed price agreement in which the sellers do not retain rights to share in the profits, is any, resulting from the distribution and promotion of the film. It is not anticipated that the owners of the film, including Monet Entertainment Group, will be required to contribute additional capital to sell the film.

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

                                INDEX TO EXHIBITS

EXHIBIT
NUMBER                  DESCRIPTION
-------                 -----------
23                      Consent of CPA