Form 10QSB
period 2002-03-31
MONET ENTERTAINMENT GROUP LTD
filed 2002-05-15
CIK 1029356

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-QSB

             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2002

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


                                       N/A
                          -----------------------------
              (Former name, former address and former fiscal year,
                          if changed since last report)


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

As of March 31, 2002 the Company had 5,000,000 shares of Common Stock issued and outstanding.

                         MONET ENTERTAINMENT GROUP, LTD.
                        (A Development Stage Enterprise)

                                  BALANCE SHEET

                                                         December 31, 2001      March 31, 2002
                                                         -----------------      --------------
ASSETS
Cash                                                           $1,961               $1,961
Investments
         Energy Investment Group,
         Common Stock (Note B)                                    115                  115
         Interest in motion picture (Note C)                    5,000                5,000
Organization Expenses (Note D)                                  2,843                2,843
                                                               ------               ------
TOTAL ASSETS                                                   $9,919               $9,919
                                                               ------               ------
SHAREHOLDERS EQUITY
         Common stock, no par value, 25,000,000 shares
         authorized, of which 5,000,000 are
         outstanding (Notes B and C)                           $9,919               $9,919
         Preferred Stock, no par value, 25,000,000
         authorized, none outstanding                              --                   --
                                                               ------               ------
         Total Shareholders Equity                             $9,919               $9,919
                                                               ------               ------
TOTAL LIABILITIES AND SHAREHOLDERS EQUITY                      $9,919               $9,919
                                                               ======               ======

    The accompanying notes are an integral part of these financial statements

                         MONET ENTERTAINMENT GROUP, LTD
                        (A Development Stage Enterprise)

                   STATEMENTS OF INCOME AND RETAINED EARNINGS


                                      Twelve months Ended     Three Months Ended
                                       December 31, 2001        March 31, 2002
                                      -------------------     ------------------
Income                                          $0                      $0
Expense                                          0                       0
Net Operating Income Before Taxes                0                       0
Net Income                                       0                       0
Beginning Retained Earnings                      0                       0
Ending Retained Earnings

    The accompanying notes are an integral part of these financial statements

                         MONET ENTERTAINMENT GROUP, LTD
                        (A Development Stage Enterprise)

                            STATEMENTS OF CASH FLOWS

                                                         Twelve months ended    Three months ended
                                                          December 31, 2001        March 31, 2002
                                                         -------------------    ------------------
CASH FLOWS FROM OPERATING ACTIVITIES
         Net Income                                                  $0                     $0
         Net Cash Provided by Operating Activities                    0                      0

CASH FLOWS FROM INVESTING ACTIVITIES
         Net Cash Provided by Investing Activities                    0                      0

CASH FLOW FROM FINANCING ACTIVITIES
         Issuance of Capital Stock                                    0                      0
         Net Cash Provided by Financing Activities                    0                      0

NET INCREASE IN CASH                                                  0                      0

CASH, BEGINNING OF PERIOD                                         1,961                  1,961

CASH, END OF PERIOD                                               1,961                  1,961

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

     Basis of Presentation

     The accompanying financial statements have been prepared in accordance with rules established by the Securities and Exchange Commission for Form 10-Q. Not all financial disclosures required to present the financial position and results of operations in accordance with generally accepted accounting principles are included herein. The reader is referred to the Company's Financial Statements included in the registrant's Annual Report on Form 10-K for the year ended December 31, 2001. In the opinion of management, all accruals and adjustments (each of which is of a normal recurring nature) necessary for a fair presentation of the financial position as of March 31, 2002 and the results of operations for the three-month period then ended have been made. Significant accounting policies have been consistently applied in the interim financial statements and the annual financial statements.

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

     When Monet Entertainment acquired its interest the film was incomplete. As of March 31, 2002, the film has been completed for more than a year. Management continues efforts to sell the film outright to a distributor, however a sale in the immediate future is not anticipated. An outright sale contemplates a fixed price agreement in which the sellers do not retain rights to share in the profits, if any, resulting from the distribution and promotion of the film. It is not anticipated that the owners of the film, including Monet Entertainment Group, will be required to contribute additional capital to sell the film.

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

                                     PART II

Item 6.

     (A)  Exhibits

          See attached.

     (B)  Reports on Form 8-K

     The Company did not file any reports on Form 8-K during the quarter ended March 31, 2002.

                                   SIGNATURES

     In accordance with Section 13 or 15(a) of the Exchange Act, the Registrant has caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized on the 14th day of May, 2002.

                                        MONET ENTERTAINMENT GROUP, LTD.

                                           /s/ Stephen D. Replin
                                        -----------------------------
                                        Stephen D. Replin, President,
                                        Chief Executive Officer and
                                        Principal Financial Officer

                                 EXHIBIT INDEX

EXHIBIT
  NO.                             DESCRIPTION
-------                           -----------
   23           AUDITOR'S CONSENT