Form 10QSB
period 2002-06-30
MONET ENTERTAINMENT GROUP LTD
filed 2002-08-14
CIK 1029356

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-QSB

             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2002

                         Commission File Number 0-27609

                         MONET ENTERTAINMENT GROUP, LTD.
                         -------------------------------
             (Exact name of registrant as specified in its charter)


                 Colorado                              84-1391993
        ----------------------------               -------------------
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

As of August 13, 2002 the Company had 5,000,000 shares of Common Stock issued and outstanding.

ITEM 1. FINANCIAL STATEMENTS

                       Monet Entertainment Group, Ltd.
                       (A Development Stage Enterprise)




                                  Balance Sheet


Assets                                                       December 31, 2001  June 30, 2002
                                                             -----------------  -------------

      Cash                                                        $1,961         $ 4,461

      Investments
          Energy Acquisition Group, Common Stock                     115             115
          Interest in Motion Picture                               5,000           5,000


      Organizational Expenses                                      2,843           2,843

                                                                  ------         -------
Total Assets                                                      $9,919         $12,419
                                                                  ======         =======



Liabilities

      Accrued Income taxes Payable                               $     0         $   500


Shareholders' Equity

      Common stock, no par value, 25,000,000 shares authorized,
           of which 5,000,000  are outstanding                     9,919           9,919

      Preferred stock, no par value, 25,000,000 authorized, none outstanding

      Retained Earnings                                                            2,000
                                                                 -------         -------
      Total Shareholders' Equity                                   9,919          12,419
                                                                 -------         -------
Total Liabilities and Shareholders' Equity                        $9,919         $12,419
                                                                 =======         =======







   The accompanying notes are an integral part of these financial statements.

                          Monet Entertainment Group, Ltd.
                          (A Development Stage Enterprise)

                     Statement of Income and Retained Earnings


                                             Year Ended           Six Months Ended
                                          December 31, 2001         June 30, 2002
                                          -----------------       ----------------
Income
     Miscellaneous Fees                           $0                  $2,500

                                             --------               --------
     Total                                                             2,500
                                             --------               --------


Expense                                            0                       0


                                             --------               --------
Net Operating Income Before Taxes                  0                   2,500

     Provision for Income Taxes                                          500

                                             --------              ---------
Net Income                                         0                   2,000

Beginning Retained Earnings                        0                       0
                                             --------              ---------
Ending Retained Earnings                         $ 0                  $2,000
                                             ========              =========





   The accompanying notes are an integral part of these financial statements.

                         Monet Entertainment Group, Ltd.
                        (A Development Stage Enterprise)

                             Statement of Cash Flows



                                                            Year Ended         Six Months Ended
                                                        December 31, 2001       June 30, 2002
                                                        -----------------      ----------------
Cash Flows From Operating Activities
  Net Income                                                   $  0               $ 2,000
  Increase in Accrued Income Taxes                                                    500

  Net Cash Provided by  Operating Activities                      0                 2,500
                                                           ---------             --------

Cash Flows From Investing  Activities

  Net Cash Provided by  Investing  Activities                     0                     0
                                                           ---------             --------




Cash Flows From Financing Activities

  Issuance of Capital Stock                                       0                     0
                                                           ---------             --------


  Net Cash Provided by Financing Activities                       0                     0
                                                           ---------             --------

Net Increase in Cash                                              0                 2,500

Cash, Beginning of Year                                       1,961                 1,961
                                                           ---------             --------
Cash, End of Year                                           $ 1,961               $ 4,461
                                                           =========             ========






   The accompanying notes are an integral part of these financial statements.

                         Monet Entertainment Group, Ltd.
                        (A Development Stage Enterprise)

                        Statement of Stockholders Equity

              Inception (September 20, 1996) through June 30, 2002



                                                                                              Price
                                                                 Amount         Shares      Per Share
                                                                 ------------------------------------
Issued and Outstanding at December 31, 1996                      $9,919       5,000,000      $0.0022

   Change During Years Ended December 31, 1997                      -0-             -0-          -0-
   Through December 31. 2001

Issued and Outstanding at December 31, 2001                      $9,919       5,000,000      $0.0022

   Change During Six Months Ended June 30, 2002                     -0-             -0-          -0-

Issued and Outstanding at June 30, 2002                          $9,919       5,000,000      $0.0022







   The accompanying notes are an integral part of these financial statements.

                         Monet Entertainment Group, Ltd.
                        (A Development Stage Enterprise)

                          Notes to Financial Statements
                          -----------------------------
         Year Ended December 31, 2001 and Six months Ended June 30, 2002
         ---------------------------------------------------------------


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

Monet Entertainment Group, Ltd. is considered to be a Development Stage Enterprise because planned principal operations have not commenced and there has been no revenue therefrom. Income reported during this period was realized from consulting fees paid to the Company for the efforts of Mr. Replin, President of Monet Entertainment Group, Ltd. The income is incidental to the principal business purpose of the Company.

Accounting Policies

The accompanying balance sheet is presented in the format prescribed for development stage enterprises by Statement of Financial Accounting Standards No. 7 issued by the Financial Accounting Standards Board.

                         Monet Entertainment Group, Ltd.
                        (A Development Stage Enterprise)

                          Notes to Financial Statements
                          -----------------------------


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

When Monet Entertainment acquired its interest in the film in 1996 the film was incomplete. As of December 31, 2001 the film has been completed for more than three years. Management continues efforts to sell the film outright to a distributor, however a sale in the immediate future is not anticipated. An outright sale contemplates a fixed price agreement in which the sellers do not retain rights to share in the profits, is any, resulting from the distribution and promotion of the film. It is not anticipated that the owners of the film, including Monet Entertainment Group, will be required to contribute additional capital to sell the film.

ORGANIZATIONAL EXPENSES Three former officers of the Corporation were each awarded 435,000 shares of common stock in recognition for their service rendered without compensation to the Corporation. The value of their contribution has been classified as an organizational expense and will be amortized over a period of time consistent with tax law once the Corporation is no longer classified as a development stage enterprise.

                         Monet Entertainment Group, Ltd.
                        (A Development Stage Enterprise)


                          Notes to Financial Statements
                          -----------------------------



MISCELLANEOUS INCOME During the period ended June 30, 2002 the Company earned consulting fees for work unrelated to its principal business purpose.

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


Miscellaneous Income

            During the quarter ended June 30, 2002, the Company earned consulting fees regarding finance otherwise unrelated to its principal business purpose. The Company anticipates additional consulting work. However it cannot estimate the frequency or amount of revenue from such consulting fees.

                                     PART II

Item 6.

     (A)  Exhibits:          AUDITOR'S CONSENT

     (B)  Reports on Form 8-K

     The Company did not file any reports on Form 8-K during the quarter ended June 30, 2002.

                                   SIGNATURES

     In accordance with Section 13 or 15(a) of the Exchange Act, the Registrant has caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized on the 13th day of August, 2002.

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