Form 10QSB
period 2002-09-30
MONET ENTERTAINMENT GROUP LTD
filed 2002-11-14
CIK 1029356

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-QSB

             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2002

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

As of November 13, 2002 the Company had 5,000,000 shares of Common Stock issued and outstanding.

ITEM 1. FINANCIAL STATEMENTS

                         Monet Entertainment Group, Ltd.
                        (A Development Stage Enterprise)




                                  Balance Sheet




Assets                                                 December 31, 2001     September 30, 2002
                                                       -----------------     ------------------
      Cash                                                        $1,961           $ 7,387

      Investments
          Energy Acquisition Group, Common Stock                     115               115
          Interest in Motion Picture                               5,000             5,000


      Organizational Expenses                                      2,843             2,843

                                                                --------          --------
Total Assets                                                      $9,919           $15,345
                                                                ========          ========

Liabilities

      Accrued Income Taxes Payable                                $    0           $   500

Shareholders' Equity

      Common stock, no par value, 25,000,000 shares authorized,
           of which 5,000,000  are outstanding                     9,919             9,919

      Preferred stock, no par value, 25,000,000 authorized, none outstanding

      Retained Earnings                                                              4,926
                                                                  ------            ------
      Total Shareholders' Equity                                   9,919            15,345
                                                                  ------            ------
Total Liabilities and Shareholders' Equity                        $9,919           $15,345
                                                                  ======           =======


   The accompanying notes are an integral part of these financial statements

                         Monet Entertainment Group, Ltd.
                        (A Development Stage Enterprise)

                    Statement of Income and Retained Earnings


                                                        Year Ended          Nine Months Ended
                                                     December 31, 2001       September 30,2002

Income
     Miscellaneous Fees                                      0                      $5,403
     Interest Income                                                                    23

                                                       ------------          -------------
     Total                                                                           5,426
                                                       ------------          -------------

Expense                                                      0                       0


                                                       ------------          -------------
Net Operating Income Before Taxes                            0                       5,426

     Provision for Income Taxes                                                        500


                                                       ------------          -------------
Net Income                                                   0                       4,926

Beginning Retained Earnings                                  0                       0
                                                       ------------          -------------
Ending Retained Earnings                                    $0                      $4,926
                                                       ============          =============


    The accompanying notes are an integral part of these financial statements

                         Monet Entertainment Group, Ltd.
                        (A Development Stage Enterprise)

                             Statement of Cash Flows



                                                        Year Ended        Nine Months Ended
                                                     December 31, 2001    September 30, 2002

Cash Flows From Operating Activities
    Net Income                                            $0                    $4,926
    Increase in Accrued Income Taxes                                               500
                                                    --------                  --------
    Net Cash Provided by  Operating Activities             0                     5,426
                                                    --------                  --------


Cash Flows From Investing  Activities
                                                    --------                  --------
    Net Cash Provided by  Investing  Activities            0                         0
                                                    --------                  --------




Cash Flows From Financing Activities

    Issuance of Capital Stock                              0                         0

                                                    --------                  --------
    Net Cash Provided by Financing Activities              0                         0
                                                    --------                  --------

Net Increase in Cash                                       0                     5,426

Cash, Beginning of Year                                1,961                     1,961
                                                    --------                  --------
Cash, End of Year                                     $1,961                    $7,387
                                                    ========                  ========


   The accompanying notes are an integral part of these financial statements.

                         Monet Entertainment Group, Ltd.
                        (A Development Stage Enterprise)

                        Statement of Stockholders Equity

            Inception (September 20, 1996) through September 30, 2002



                                                                                                                    Price
                                                        Amount       Shares      Per Share
                                                      -------------------------------------

Issued and Outstanding at December 31, 1996            $9,919       5,000,000      $0.0022

    Change During Years Ended December 31, 1997           -0-             -0-          -0-
    Through December 31. 2001

Issued and Outstanding at December 31, 2001           $9,919       5,000,000       $0.0022

    Change During Nine Months Ended June 30, 2002        -0-             -0-           -0-

Issued and Outstanding at September 30, 2002          $9,919       5,000,000       $0.0022

                         Monet Entertainment Group, Ltd.
                        (A Development Stage Enterprise)

                          Notes to Financial Statements
      Year Ended December 31, 2001 and Nine Months Ended September 30, 2002



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

                         Monet Entertainment Group, Ltd.
                        (A Development Stage Enterprise)

                          Notes to Financial Statements



MISCELLANEOUS INCOME During the period ended September 30, 2002 the Company earned consulting fees for work unrelated to its principal business purpose.

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


Miscellaneous Income

            During the quarter ended September 30, 2002, the Company earned consulting fees regarding finance otherwise unrelated to its principal business purpose. The Company anticipates additional consulting work. However it cannot estimate the frequency or amount of revenue from such consulting fees.

                                     PART II

Item 6.

     (A)  Exhibits:          AUDITOR'S CONSENT

     (B)  Reports on Form 8-K

     The Company did not file any reports on Form 8-K during the quarter ended September 30, 2002.

                                   SIGNATURES

     In accordance with Section 13 or 15(a) of the Exchange Act, the Registrant has caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized on the 13th day of November, 2002.

                                        MONET ENTERTAINMENT GROUP, LTD.

                                           /s/ Stephen D. Replin
                                        -----------------------------
                                        Stephen D. Replin, President,
                                        Chief Executive Officer and
                                        Principal Financial Officer

                                  EXHIBIT INDEX


EXHIBIT
  NO.           DESCRIPTION
-------         -----------
  23            AUDITOR'S CONSENT

      Certification of Principal Executive Officer and Principal Financial
                   Officer Regarding Facts and Circumstances
                        Relating to Exchange Act Filings


I, Stephen D. Replin, certify that:

     1. I have read this quarterly report on Form 10-QSB of Monet Entertainment Group, Ltd.;

     2. To my knowledge, the information in this report is true in all important respects as of September 30, 2002; and

     3. This report contains all information about the company of which I am aware that I believe is important to a reasonable investor, in light of the subjects required to be addressed in this report, as of September 30, 2002.

     4. I:

          (a) am responsible for establishing and maintaining internal disclosure controls and procedures;

          (b) have designed such internal disclosure controls and procedures to ensure that material information relating to the company is made known to me by others within the company, particularly during the period in which the periodic reports are being prepared;


          (c) have evaluated the effectiveness of the issuer's internal disclosure controls and procedures as of a date within 90 days prior to the report; and


          (d) have presented in the report my conclusions about the effectiveness of their internal disclosure controls and procedures based on my evaluation as of that date;


     5. I have disclosed to the company's auditors and the audit committee of the board of directors (or persons fulfilling the equivalent function)-


          (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the company's ability to record, process, summarize, and report financial data and have identified for the company's auditors any material weaknesses in internal controls; and

          (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the company's internal controls; and


     6. I have indicated in the report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

     7. Based on my knowledge, the report does not contain any untrue statement of a material fact or omit to state a material fact necessary in order to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by the report.

     8. Based on my knowledge, the financial statements, and other financial information included in the report, fairly present in all material respects the financial condition, results of operations and cash flows of the company as of, and for, the period presented in the report.


     For purposes of this certification, information is "important to a reasonable investor" if:

     (a) There is a substantial likelihood that a reasonable investor would view the information as significantly altering the total mix of information in the report; and

     (b) The report would be misleading to a reasonable investor if the information is omitted from the report.




BY:   /s/ Stephen D. Replin                  Subscribed and sworn to
      -----------------------------------    before me this 13th day of
      Stephen D. Replin, President           November, 2002
      (Principal Executive Officer) and
      (Principal Financial Officer)

DATE: November 13, 2002
      ------------------                      /s/Arvina Rogers
                                              -------------------------
                                              Notary Public

                                              My Commission Expires:
                                              April 29, 2006