Form 10KSB
period 2002-12-31
MONET ENTERTAINMENT GROUP LTD
filed 2003-03-31
CIK 1029356

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2002

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

Registrant's telephone number, including Area Code: (303) 329-3479
                                                    --------------
Securities registered pursuant to Section 12(b) of the Act: None Securities registered pursuant to Section 12(g) of the Act:

                                  Common Stock
                                ----------------
                                (Title of Class)

Check whether the Registrant (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

                                 YES [X] NO [ ]

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

The Company's revenues for the most recent fiscal year were $6,174.
                                                           ---------

The aggregate market value of the voting stock held by non-affiliates of the Company on March 26, 2003, was $0.00.

As of March 26, 2003 the Company had 5,000,000 issued and outstanding shares of common stock.

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

At the present time, the Company is in the development stage and has not earned any revenues from its proposed operations. The Company had revenue of $6,174 from providing financial consulting services to a variety of individuals.

Before the Company can begin operations, the Company will need to raise at least $250,000 so that the Company will be in a position to begin funding entertainment projects and/or issuing completion bonds. The Company will attemptto raise this capital through:

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

EMPLOYEES AND OFFICES

As of March 26, 2003, the Company did not have any full time employees.

ITEM 2. DESCRIPTION OF PROPERTIES

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         Not Applicable

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

As of March 26, 2003, there were approximately 1,300 beneficial owners of the Company's common stock. The Company's common stock has a trading symbol of MNEG and is listed on the NASD Over-The Counter Bulletin Board Market. There has been no reported bids or offers and no trades have been made.

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

Miscellaneous Income

During the fiscal year ended December 31, 2002, the Company earned consulting fees of $6,174 regarding finance otherwise unrelated to its principal business purpose. The Company anticipates additional consulting work. However it cannot estimate the frequency or amount of revenue from such consulting fees.

Controls and procedures

The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company's Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to the Company's management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure based closely on the definition of "disclosure controls and procedures" in Rule 13a-14(c). In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Within 90 days prior to the date of this report, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and the Company's Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on the foregoing, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective.

There have been no significant changes in the Company's internal controls or in other factors that could significantly affect the internal controls subsequent to the date the Company completed its evaluation.

ITEM 7. FINANCIAL STATEMENTS

         See the financial statements attached to this report.

                         Monet Entertainment Group, Ltd.
                        (A Development Stage Enterprise)

                              Financial Statements
                     Years Ended December 31, 2001 and 2002

                                Table of Contents



Report of Independent Auditors                               1

Balance Sheet                                                2

Statement of Income and Retained Earning                     3

Statement of Cash Flows                                      4

Statement of Stockholders Equity                             5

Notes to the Financial Statements                            6

                              Story & Company, P.C.
                          Certified Public Accountants

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS



To the Board of Directors
Monet Entertainment Group, Ltd.

We have audited the accompanying balance sheets of the Monet Entertainment Group, Ltd. (a Development Stage Enterprise) as of December 31, 2001 and 2002 and the related statements of income, stockholders' equity, and cash flows for the years then ended. These financial statements are the responsibility of management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audits to obtain reasonable assurance as to whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Monet Entertainment Group, Ltd. (a Development Stage Enterprise) as of December 31, 2001 and 2002, and the results of its operations and its cash flows for the two years then ended in conformity with auditing standards generally accepted in the United States of America



Story and Company, P.C.
Certified Public Accountants

February 10, 2003
Denver, Colorado

                         Monet Entertainment Group, Ltd.
                        (A Development Stage Enterprise)

                                  Balance Sheet
                           December 31, 2001 and 2002

Assets                                                              2002       2001
                                                                  --------   --------
       Cash                                                        $ 8,179   $ 1,961

       Investments

           Energy Acquisition Group, Common Stock                      115       115
           Interest in Motion Picture                                5,000     5,000

                                                                   -------   -------
Total Assets                                                       $13,294   $ 7,076
                                                                   =======   =======


Liabilities

       Taxes Payable                                               $   607

Shareholders' Equity

       Common stock, no par value, 25,000,000 shares authorized,
            of which 5,000,000  are outstanding                      9,919     9,919

       Preferred stock, no par value, 25,000,000 authorized, none outstanding

       Retained Earnings (Deficit)                                   2,768    (2,843)
                                                                   -------   -------
       Total Shareholders' Equity                                   12,687     7,076
                                                                   -------   -------

                                                                   -------   -------
Total Liabilities and Shareholders' Equity                         $13,294   $ 7,076
                                                                   =======   =======

    The accompanying notes are an integral part of these financial statements

                         Monet Entertainment Group, Ltd.
                        (A Development Stage Enterprise)

                    Statement of Income and Retained Earnings
                   For Years Ended December 31, 2001 and 2002

                                               2002       2001
                                            -------    -------
Income

     Miscelleanous Fees                     $ 6,174          0
     Interest Income                             44

                                            -------    -------
Total Income                                  6,218

Expense                                           0          0


                                            -------    -------
Net Operating Income Before Taxes             6,218          0

Income Tax Expense                              607

                                            -------    -------
Net Income                                    5,611

Retained Earnings(Deficiency) - Beginning    (2,843)    (2,843)

                                            -------    -------
Retained Earnings(Deficiency) - Ending      $ 2,768    ($2,843)
                                            =======    =======

    The accompanying notes are an integral part of these financial statements

                         Monet Entertainment Group, Ltd.
                        (A Development Stage Enterprise)

                             Statement of Cash Flows
                     Years Ended December 31, 2001 and 2002

                                                              2002     2001
                                                             ------   ------

Cash Flows From Operating Activities

               Net Income                                    $5,611        0
                                                             ------   ------


               Net Cash Provided by  Operating Activities     6,218        0
                                                             ------   ------


Cash Flows From Investing  Activities

               Net Cash Provided by  Investing  Activities        0        0
                                                             ------   ------




Cash Flows From Financing Activities

               Issuance of Capital Stock                          0        0
                                                             ------   ------


               Net Cash Provided by Financing Activities          0        0
                                                             ------   ------

Net Increase in Cash                                          6,218        0

Cash, Beginning of Year                                       1,961    1,961

                                                             ------   ------
Cash, End of Year                                            $8,179   $1,961
                                                             ======   ======



                                       4
    The accompanying notes are an integral part of these financial statements

                         Monet Entertainment Group, Ltd.
                        (A Development Stage Enterprise)

                        Statement of Stockholders Equity
            Inception (September 20, 1996) through December 31, 2002




                                                                                Price
                                                      Amount    Shares         Per Share
                                                    ------------------------------------
Issued and Outstanding at December 31, 1996          $9,919   5,000,000         0.00198

        Change During Year Ended December 31, 1997    -0-        -0-              -0-

Issued and Outstanding at December 31, 1997          $9,919   5,000,000         0.00198

        Change During Year Ended December 31, 1998    -0-        -0-              -0-

Issued and Outstanding at December 31, 1998          $9,919   5,000,000         0.00198

        Change During Year Ended December 31, 1999    -0-        -0-              -0-

Issued and Outstanding at December 31, 1999          $9,919   5,000,000         0.00198

        Change During Year Ended December 31, 2000    -0-        -0-              -0-

Issued and Outstanding at December 31, 2000          $9,919   5,000,000         0.00198

        Change During Year Ended December 31, 2001    -0-        -0-              -0-

Issued and Outstanding at December 31, 2001          $9,919   5,000,000         0.00198

        Change During Year Ended December 31, 2002    2,768      -0-            0.00056

Issued and Outstanding at December 31, 2002          $9,919   5,000,000         0.00254


    The accompanying notes are an integral part of these financial statements

                         Monet Entertainment Group, Ltd.
                        (A Development Stage Enterprise)

                          Notes to Financial Statements
                      Year Ended December 31, 2001 and 2002

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

When Monet Entertainment acquired its interest in the film in 1996 the film was incomplete. As of December 31, 2002 the film has been completed for more than four years. Management continues efforts to sell the film outright to a distributor, however a sale in the immediate future is not anticipated. An outright sale contemplates a fixed price agreement in which the sellers do not retain rights to share in the profits, is any, resulting from the distribution and promotion of the film. It is not anticipated that the

                         Monet Entertainment Group, Ltd.
                        (A Development Stage Enterprise)

                          Notes to Financial Statements
                          -----------------------------


owners of the film, including Monet Entertainment Group, will be required to contribute additional capital to sell the film.

Retained Deficit From inception through December 31, 2001 the Company has carried forward an asset in the amount of $2,843, described as Organizational Expenses. Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets, issued in June 2001, provides that Organizational Expenses should be written off as operating expenses in the period incurred. Accordingly, our Organizational Expenses, previously classified as an asset, have been reclassified as an expense in a period prior to December 31, 2001.

Miscellaneous Income During the year ended December 31, 2002 the Company earned consulting fees for work unrelated to its principal business purpose.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         Not applicable.

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS, COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

       Name                          Age          Position
       -----                         ---          --------
       Stephen D. Replin             54            President and a Director

       Desiree Blum                  44            Director

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

DESIREE ANNA STOKES BLUM has been a director since January 2003. From 1995 - To-Date, she has operated Blum Stokes LLC., dbf Escalante International Group, Executive Officer, Denver, Colorado. 1991-1994, Escalante International Corp., Director, Product Development, Denver, Colorado . 1987 -1989, Miscellaneous Consulting, British Entertainment Consortium, London, England. 1979 -1986, Honeywell Europe Inc., Corporate Administrator, Aerospace and Defense, Brussels, Belgium.

ITEM 10. EXECUTIVE COMPENSATION

         The following table on discloses all compensation received by the Company's President (the Company's Chief Executive Officer) during the three years ending December 31, 2002. During this three-year period no executive officer received annual salary and bonus payments from the Company in excess of $100,000.

                                   Annual Compensation                 Long Term Compensation

                               ---------------------------       ----------------------------------
                                                    Other                     Securities                  All
Name and                                           Annual        Restricted   Underlying                  Other
Principal                                          Compen-         Stock       Options/      LTIP        Compen-
Position              Year     Salary    Bonus      sation         Awards        SARs       Payouts       sation
---------             ----     ------    -----     -------       ----------   ----------    -------      -------
Stephen Replin,       2002        --       --         --             --            --          --            --
President             2001        --       --         --             --            --          --            --
                      2000        --       --         --             --            --          --            --


ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

The following table shows the ownership of the Company's common stock by the Company's officers and directors and by those persons known by the Company to be the beneficial owners of more than 5% of the Company's common stock as of March 26, 2003. Unless otherwise indicated all shares are owned of record.

                                                     Percent
                                                        of
Name and Address                  Shares Owned        Class
---------------                   ------------      ----------
Stephen D. Replin                  3,870,000(1)       77.4%
222 Milwaukee St.Suite 304
Denver, CO 80206

Desiree Blum                               0             0%
222 Milwaukee St.
Suite 304
Denver, CO 80206

Chester Cedars

222 Milwaukee St.                    270,000           5.4%
Suite 304
Denver, CO 80206

All Officers and Directors as
a Group (2 persons)                3,870,000          77.4%


(1)  Includes shares owned by various business entities controlled by Mr.
     Replin.

There are no arrangements known to the Company which may result in a change in control of the Company.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

Since September 1996 Regatta Capital, Ltd. has provided office space, furniture, and office equipment to the Company. Regatta Capital is controlled by Stephen Replin, an officer and director of the Company. As of December 31, 2002 Regatta Capital had not charged the Company for rent or any related costs or expenses. It is not expected that Regatta Capital will charge the Company for rent or other services until the Company begins to generate revenues.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

 3     Articles and Bylaws(1)
99.1   Section 906 Sarbanes-Oxley Certification



(1) Incorporated by reference, and as same exhibit number, from the Company's Registration Statement on Form 10-SB (Commission File Number 0-27609).

(b) The Company did not file any reports on Form 8-K during the quarter ending December 31, 2002.

                                   SIGNATURES

     In accordance with Section 13 or 15(a) of the Exchange Act, the Registrant has caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized on the 26th day of March, 2003.

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


Signature                        Title              Date
---------                        -----              ----

/s/ Stephen D Replin
-------------------------
Stephen Replin                 Director         March 26, 2003



/s/ Desiree Blum
-------------------------
Desiree Blum                   Director         March 26, 2003

Certification of Principal Executive Officer and Principal Financial Officer Regarding Facts and Circumstances Relating to Exchange Act Filings

1. I have read this annual report on Form 10-KSB of Monet Entertainment,Inc.;

2. Based on my knowledge, the report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by the report.

3. Based on my knowledge, the financial statements, and other financial information included in the report, fairly present in all material respects the financial condition, results of operations and cash flows of the issuer as of, and for, the periods presented in the report;

4. I am:

(a) responsible for establishing and maintaining internal disclosure controls and procedures for the company; (b) have designed such disclosure controls and procedures to ensure that material information relating to the company is made known to me by others within the company, particularly during the period in which the periodic reports are being prepared;

(c) have evaluated the effectiveness of the issuer's disclosure controls and procedures as of a date within 90 days prior to the report; and (d) have presented in the report my conclusions about the effectiveness of their disclosure controls and procedures based on my evaluation as of that date;

5. I have disclosed, based on our most recent evaluation to the company's auditors and the board of directors:

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

BY:   /s/ Stephen Replin                        Subscribed and sworn to
      -----------------------------------       before me this 28th day of
      Stephen Replin, President and C.E.O.      March 2003
      (Principal Executive Officer) and
      (Principal Financial Officer)             /s/ Marlene E. Galasso
                                                -----------------------
DATE: March 28, 2003                            Notary Public
      ------------------                        My Commission Expires:
                                                11/28/2005
                                                100 St Paul Street
                                                Denver CO  80206