Form 10QSB
period 2003-03-31
MONET ENTERTAINMENT GROUP LTD
filed 2003-05-15
CIK 1029356

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-QSB

             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For the three month period end March 31, 2003

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

As of May 12, 2003 the Company had 5,000,000 shares of Common Stock issued and outstanding.

ITEM 1. FINANCIAL STATEMENTS


Story & Company, P.C
5205 East Weaver Avenue
Littleton, CO 80121
_______________________________________________________________________________
                                                                 (303) 267-0017
                                                             Fax (303) 290-0935
                                                                 (888) 785-9704



                       CONSENT OF INDEPENDENT ACCOUNTANTS


We hereby consent to the use in the Quarterly Report on Form 10-QSB of our report dated February 10, 2003, relating to the financial statements of Monet Entertainment Group, Ltd., which appear in such report.




Story & Company, P.C.
Certified Public Accountants
Centennial, Colorado
May 14, 2003

Monet Entertainment Group, Ltd.
(A Development Stage Enterprise)

Balance Sheet as of


                                                                   March 31,   December 31,

Assets                                                               2003         2002
                                                                   ---------   ------------
       Cash                                                        $10,251      $ 8,179

       Investments

           Energy Acquisition Group, Common Stock                      115          115
           Interest in Motion Picture                                5,000        5,000


                                                                   -------      -------
Total Assets                                                       $15,366      $13,294
                                                                   =======      =======


Liabilities

                                                                   -------      -------
       Accrued Expenses & Income Taxes Payable                       2,529          607
                                                                   -------      -------

Shareholders' Equity

       Common stock, no par value, 25,000,000 shares authorized,
            of which 5,000,000  are outstanding                      9,919        9,919

       Preferred stock, no par value, 25,000,000 authorized, none outstanding

       Retained Earnings                                             2,918        2,768
                                                                   -------      -------
       Total Shareholders' Equity                                   12,837       12,687
                                                                   -------      -------

                                                                   -------      -------
Total Liabilities and Shareholders' Equity                         $15,366      $15,455
                                                                   =======      =======

    The accompanying notes are an integral part of these financial statements

Monet Entertainment Group, Ltd.
(A Development Stage Enterprise)


Statement of Income and Retained Earnings
For Year Ended December 31, 2002 and Quarter Ended March 31, 2003



                                          Quarter Ended      Year Ended
                                          March 31, 2003  December 31, 2002

                                          --------------  -----------------
Income

     Miscelleanous Fees                     $ 2,050              $ 6,174
     Interest Income                             22                   44
                                            -------              -------
Total Income                                  2,072                6,218

Expense                                       1,000                    0


                                            -------              -------
Net Operating Income Before Taxes             1,072                6,218

Income Tax Expense                              322                  607

                                            -------              -------
Net Income                                      750                5,611

Retained Earnings(Deficiency) - Beginning     2,768               (2,843)

Adjustment to Recognize  Additional
      Prior Year  Income Tax Liability         (600)

                                            -------              -------
Retained Earnings(Deficiency) - Ending      $ 2,168              $ 2,768
                                            =======              =======




    The Accompanying notes are an integral part of these financial statements

Monet Entertainment Group, Ltd.
(A Development Stage Enterprise)

Statement of  Cash Flows
Year Ended December 31, 2002 and Quarter Ended March 31, 2003




                                                         Quarter Ended       Year Ended
                                                         March 31, 2003   December 31, 2002
                                                         --------------   -----------------
Cash Flows From Operating Activities

              Net Income                                    $   750             $5,611
              Increase in Accrued Operating Expenses          1,322

                                                            -------             ------
              Net Cash Provided by  Operating Activities      2,072              6,218
                                                            -------             ------


Cash Flows From Investing  Activities

                                                            -------             ------
              Net Cash Provided by  Investing  Activities         0                  0
                                                            -------             ------



Cash Flows From Financing Activities

              Issuance of Capital Stock                           0                  0


                                                            -------             ------
              Net Cash Provided by Financing Activities           0                  0
                                                            -------             ------

Net Increase in Cash                                          2,072              6,218

Cash, Beginning of Year                                       8,179              1,961

                                                            -------             ------
Cash, End of Year                                           $10,251             $8,179
                                                            =======             ======




    The Accompanying notes are an integral part of these financial statements

Monet Entertainment Group, Ltd.
(A Development Stage Enterprise)

Statement of   Stockholders Equity
Inception (September 20, 1996) through December 31, 2002 and Quarter Ended March 31, 2003


                                                                                                                   Price

                                                         Amount         Shares         Per Share
                                                   ------------------------------------------------
Issued and Outstanding at December 31, 1996              $9,919       5,000,000         $0.00198

        Change During Year Ended December 31, 1997          -0-             -0-            -0-

Issued and Outstanding at December 31, 1997              $9,919       5,000,000          0.00198

        Change During Year Ended December 31, 1998          -0-             -0-            -0-

Issued and Outstanding at December 31, 1998              $9,919       5,000,000          0.00198

        Change During Year Ended December 31, 1999          -0-             -0-            -0-

Issued and Outstanding at December 31, 1999              $9,919       5,000,000          0.00198

        Change During Year Ended December 31, 2000          -0-             -0-            -0-

Issued and Outstanding at December 31, 2000              $9,919       5,000,000          0.00198

        Change During Year Ended December 31, 2001          -0-             -0-            -0-

Issued and Outstanding at December 31, 2001              $9,919       5,000,000          0.00198

        Change During Year Ended December 31, 2002       $2,768             -0-          0.00056

Issued and Outstanding at December 31, 2002              $9,919       5,000,000          0.00254

        Change During Quarter Ended March 31, 2003       $  150             -0-          0.00003

Issued and Outstanding at March 31, 2003                 $9,919       5,000,000          0.00257





    The Accompanying notes are an integral part of these financial statements

                         Monet Entertainment Group, Ltd.
                        (A Development Stage Enterprise)

                          Notes to Financial Statements
                          Year Ended December 31, 2002
                        And Quarter Ended March 31, 2003

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

During the quarter ended March 31, 2003 the Company earned additional miscellaneous income unrelated to its principal business purpose.

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

Miscellaneous Income

     During the quarter ended March 31, 2003, the Company earned consulting fees of $2,050 regarding finance otherwise unrelated to its principal business purpose. The Company anticipates additional consulting work. However it cannot estimate the frequency or amount of revenue from such consulting fees.

Item 3. Controls and procedures

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

                                     PART II

Item 6.

     (A)  Exhibits

  3          Articles and Bylaws(1)

99.1        Sarbanes Oxley Section 906 Certification

(1) Incorporated by reference, and as same exhibit number, from the Company's Registration Statement on Form 10-SB (Commission File Number 0-27609).

     (B) Reports on Form 8-K

     The Company did not file any reports on Form 8-K during the quarter ended March 31, 2003.

                                   SIGNATURES

     In accordance with Section 13 or 15(a) of the Exchange Act, the Registrant has caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized on the 15th day of May 2003.

                                        MONET ENTERTAINMENT GROUP, LTD.

                                           /s/ Stephen D. Replin
                                        -----------------------------
                                        Stephen D. Replin, President,
                                        Chief Executive Officer and
                                        Principal Financial Officer

  Certification of Principal Executive Officer and Principal Finanical Officer
       Regarding Facts and Circumstances relating to Exchange Act Filings



1.       I have read this quarterly report on Form 10-QSB of Monet Entertainment
         Inc.

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

4.       I am the only certifying officer and I am

         (a) responsible for establishing and maintaining internal disclosure controls and procedures for the company;

         (b) have designed such disclosure controls and procedures to ensure that material information relating to the company is made known to me and the other certifying officers by others within the company, particularly during the period in which the periodic reports are being prepared;

         (c) have evaluated the effectiveness of the issuer's disclosure controls and procedures as of a date within 90 days prior to the report; and

         (d) have presented in the report my conclusions about the effectiveness of their disclosure controls and procedures based on my evaluation as of that date;

5. I have disclosed, based on our most recent evaluation to the company's auditors and the audit committee of the board of directors (or persons fulfilling the equivalent function):

         (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the company's ability to record, process, summarize, and report financial data and have identified for the company's auditors any material weaknesses in internal controls; and

         (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the company's internal controls; and

6. I and the other certifying officers have indicated in the report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

BY:          /s/ Stephen D. Replin                     Subscribed and sworn to
             ---------------------                     before me this th day of
             President and CEO                         May 15, 2003
             (Principal Executive Officer and
             (Principal Financial Officer)

DATE:  May 15, 2003                                     /s/ Moncheire Burks
                                                        -------------------
                                                        Notary Public
                                                        My Commission Expires:
                                                        03/11/2007