Form 10QSB
period 2003-06-30
MONET ENTERTAINMENT GROUP LTD
filed 2003-08-14
CIK 1029356

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-QSB

             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For the six month period end June 30, 2003

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

As of August 12, 2003 the Company had 5,000,000 shares of Common Stock issued and outstanding.

ITEM 1. FINANCIAL STATEMENTS

Monet Entertainment Group, Ltd.
(A Development Stage Enterprise)



Balance Sheet as of


                                                                  June 30,  December 31,
Assets                                                              2003       2002
                                                                 ---------  -----------
      Cash                                                        $ 8,967    $ 8,179

      Investments

          Energy Acquisition Group, Common Stock                      115        115
          Interest in Motion Picture                                           5,000

                                                                  -------    -------
Total Assets                                                      $ 9,082    $13,294
                                                                  =======    =======


Liabilities

      Note Payable                                                  1,600
      Accrued Expenses & Income Taxes Payable                                    607
                                                                  -------    -------
                                                                    1,600        607
Shareholders' Equity

      Common stock, no par value, 25,000,000 shares authorized,
           of which 5,000,000  are outstanding                      9,919      9,919

      Preferred stock, no par value, 25,000,000 authorized, none outstanding

      Retained Earnings (Deficit)                                  (2,437)     2,768
                                                                  -------    -------
      Total Shareholders' Equity                                    7,482     12,687
                                                                  -------    -------

                                                                  -------    -------
Total Liabilities and Shareholders' Equity                        $ 9,082    $15,455
                                                                  =======    =======

   The accompanying notes are an integral part of these financial statements

Monet Entertainment Group, Ltd.
(A Development Stage Enterprise)

Statement of Income and Retained Earnings
For Year Ended December 31, 2002 and Six Months Ended June 30, 2003

                                                  Six Months Ended     Year Ended
                                                   June 30, 2003     December 31, 2002

                                                  ---------------   -----------------
Income

     Miscelleanous Fees                               $ 2,050            $ 6,174
     Interest Income                                       42                 44
                                                      -------            -------
Total Income                                            2,092              6,218

Expense                                                 1,697                  0


                                                      -------            -------
Net Operating Income Before Taxes                         395              6,218

Extraordinary Loss                                     (5,000)

Income Tax Expense                                                           607

                                                      -------            -------
Net Income(Loss)                                       (4,605)             5,611

Retained Earnings(Deficiency) - Beginning               2,768             (2,843)

Adjustment to Recognize  Additional

      Prior Year  Income Tax Liability                   (600)

                                                      -------            -------
Retained Earnings(Deficiency) - Ending                ($2,437)           $ 2,768
                                                      -------            =======

    The accompanying notes are an integral part of these financial statements

Monet Entertainment Group, Ltd.
(A Development Stage Enterprise)

Statement of  Cash Flows
Year Ended December 31, 2002 and Six Months Ended June 30, 2003

                                                                 Six Months Ended         Year Ended
                                                                June 30, 2003         December 31, 2002
                                                                ----------------     ---------------------
Cash Flows From Operating Activities

             Cash Received from Customers                                $2,050                    $6,174
             Interest Income Received                                        42                        44

             Cash Paid for Professional Services                         (1,600)
             Cash Paid to Taxing Authorities                             (1,207)
             Other Cash Payments                                            (97)
                                                                ----------------     ---------------------
             Net Cash Provided by  Operating Activities                    (812)                    6,218
                                                                ----------------     ---------------------


Cash Flows From Investing  Activities

                                                                ----------------     ---------------------
             Net Cash Provided by  Investing  Activities                      0                         0
                                                                ----------------     ---------------------




Cash Flows From Financing Activities

             Issuance of Capital Stock                                        0                         0
             Borrowings During Period                                     1,600

                                                                ----------------     ---------------------
             Net Cash Provided by Financing Activities                    1,600               0
                                                                ----------------     ---------------------

Net Increase (Decrease) in Cash                                             788                     6,218

Cash, Beginning of Period                                                 8,179                     1,961

                                                                ----------------     ---------------------
Cash, End of Period                                                      $8,967                    $8,179
                                                                ================     =====================


   The accompanying notes are an integral part of these financial statements

Monet Entertainment Group, Ltd.
(A Development Stage Enterprise)

Statement of   Stockholders Equity
Inception (September 20, 1996) through  December 31, 2002 and
Six Months Ended June 30, 2003


                                                                   Share-
                                                                   Holders       Shares         Price
                                                                   Equity      Outstanding    Per Share
                                                                 ------------------------------------------

Issued and Outstanding at December 31, 1996                         $9,919       5,000,000     $0.00198

        Change During Year Ended December 31, 1997                  -0-           -0-           -0-

Issued and Outstanding at December 31, 1997                         $9,919       5,000,000      0.00198

        Change During Year Ended December 31, 1998                  -0-           -0-           -0-

Issued and Outstanding at December 31, 1998                         $9,919       5,000,000      0.00198

        Change During Year Ended December 31, 1999                  -0-           -0-           -0-

Issued and Outstanding at December 31, 1999                         $9,919       5,000,000      0.00198

        Change During Year Ended December 31, 2000                  -0-           -0-           -0-

Issued and Outstanding at December 31, 2000                         $9,919       5,000,000      0.00198

        Change During Year Ended December 31, 2001                  -0-           -0-           -0-

Issued and Outstanding at December 31, 2001                         $9,919       5,000,000      0.00198

        Change During Year Ended December 31, 2002                  $2,768        -0-           0.00056

Issued and Outstanding at December 31, 2002                        $12,687       5,000,000      0.00254

        Change During Six Months Ended June 30, 2003               ($5,205)       -0-          (0.00049)

Issued and Outstanding at March 31, 2003                            $7,482       5,000,000      0.00205

   The accompanying notes are an integral part of these financial statements

                         Monet Entertainment Group, Ltd.
                        (A Development Stage Enterprise)

                          Notes to Financial Statements
                          Year Ended December 31, 2002
                       And Six Months Ended June 30, 2003
                       ----------------------------------


Background and Summary of Significant Accounting Policies

Background


The Monet Entertainment Group, Ltd. (the Company) was formed on September 20, 1996 for the purpose of engaging in two pursuits within the entertainment industry which involve developing a unique "completion guarantee" to assure the completion of selected projects and developing a financing program for full length motion pictures:

     1. Completion bonding activities are associated with and a part of commercial film production and other entertainment production activities. A "completion bond" is a guarantee that should a film project goes over budget or does not have sufficient capital to complete the film, the guarantor will provide the additional capital needed to insure completion of the project. This guarantee for small independent producers is unique in the entertainment industry. At present completion bonding has been a requirement for medium and large budget productions but generally unavailable for small producers. Lack of availability of this or a similar financial product has resulted in secondary producers having great difficulty in obtaining financing and has kept many worthwhile projects from reaching theaters. It is anticipated that Monet's completion bonds will be reinsured with companies with sufficient capital resources to preclude the possibility that Monet will ever be at risk for capital shortages in bonded projects.

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

When Monet Entertainment acquired its interest in the film in 1996 the film was incomplete. As of December 31, 2002 the film has been completed for more than four years. Management continues efforts to sell the film outright to a distributor, however there are no prospects of a sale. An outright sale contemplates a fixed price agreement in which the sellers do not retain rights to share in the profits, is any, resulting from the distribution and promotion of the film. It is not anticipated that the

                         Monet Entertainment Group, Ltd.
                        (A Development Stage Enterprise)

                          Notes to Financial Statements
                          -----------------------------

owners of the film, including Monet Entertainment Group, will be required to contribute additional capital to sell the film.

During the quarter ended June 30, 2003 management concluded that there is no longer a realistic possibility of selling the film in the foreseeable future and has elected to write off the cost of the investment. Monet retains its ownership interest in the film.

RETAINED DEFICIT From inception through December 31, 2001 the Company has carried forward an asset in the amount of $2,843, described as Organizational Expenses. Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets, issued in June 2001, provides that Organizational Expenses should be written off as operating expenses in the period incurred. Accordingly, our Organizational Expenses, previously classified as an asset, was reclassified as an expense in a period prior to December 31, 2001.

Additionally, the write off of the film investment, as described above, contribute further to the deficit.

MISCELLANEOUS INCOME During the year ended December 31, the Company earned consulting fees for work unrelated to its principal business purpose.

During the six months ended June 30, 2003 the Company earned additional miscellaneous income unrelated to its principal business purpose.

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

Miscellaneous Income

            During the quarter ended June 30, 2003, the Company earned consulting fees of 2,050 regarding finance otherwise unrelated to its principal business purpose. The Company anticipates additional consulting work. However it cannot estimate the frequency or amount of revenue from such consulting fees.

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

                                     PART II

Item 6.

     (A)  Exhibits

          3  Articles and Bylaws(1)

          31 Sarbanes Ocley Section 302 Certification

          32 Sarbanes Oxley Section 906 Certification


(1) Incorporated by reference, and as same exhibit number, from the Company's Registration Statement on Form 10-SB (Commission File Number 0-27609).

     (B) Reports on Form 8-K

     The Company did not file any reports on Form 8-K during the quarter ended June 30, 2003.

                                   SIGNATURES

     In accordance with Section 13 or 15(a) of the Exchange Act, the Registrant has caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized on the 13th day of August 2003.

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