Form 10QSB
period 2003-09-30
MONET ENTERTAINMENT GROUP LTD
filed 2003-11-12
CIK 1029356

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-QSB

             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For the three month period end September 30, 2003

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

As of November 12, 2003 the Company had 5,000,000 shares of Common Stock issued and outstanding.

ITEM 1. FINANCIAL STATEMENTS



Monet Entertainment Group, Ltd.
(A Development Stage Enterprise)


                                                        September 30,    December 31,
Balance Sheet at                                             2003            2002
                                                        ------------     ------------
Assets
     Cash                                                    $8,982           $8,179

     Investments

         Energy Acquisition Group, Common Stock                 115              115
         Interest in Motion Picture                                            5,000

                                                        ------------     ------------
Total Assets                                                 $9,097          $13,294
                                                        ============     ============


Liabilities

     Note Payable                                             3,370
     Accrued Expenses & Income Taxes Payable                                     607
                                                        ------------     ------------
                                                              3,370              607
Shareholders' Equity
     Common stock, no par value, 25,000,000
          shares authorized, of which
          5,000,000  are outstanding                          9,919            9,919

     Preferred stock, no par value, 25,000,000 authorized, none outstanding

     Retained Earnings (Deficit)                             (4,192)           2,768
                                                        ------------     ------------
     Total Shareholders' Equity                               5,727           12,687
                                                        ------------     ------------

                                                        ------------     ------------
Total Liabilities and Shareholders' Equity                   $9,097          $15,455
                                                        ============     ============



   The accompanying notes are an integral part of these financial statements

Monet Entertainment Group, Ltd.
(A Development Stage Enterprise)

Statement of Income and Retained Earnings
For Year Ended December 31, 2002 and Nine Months Ended September 30, 2003



                                                    Nine Months Ended        Year Ended
                                                   September 30, 2003     December 31, 2002
                                                   ------------------     -----------------
Income
      Miscelleanous Fees                                    $2,050               $6,174
      Interest Income                                           60                   44

                                                   ------------------    -------------------
Total Income                                                 2,110                6,218

Expense                                                      3,470                    0

                                                   ------------------    -------------------
Net Operating Income Before Taxes                           (1,360)               6,218

Extraordinary Loss                                          (5,000)

Income Tax Expense                                                                  607

                                                   ------------------    -------------------
Net Income(Loss)                                            (6,360)               5,611

Retained Earnings(Deficiency) - Beginning                    2,768               (2,843)

Adjustment to Recognize  Additional
      Prior Year  Income Tax Liability                        (600)

                                                   ------------------    -------------------
Retained Earnings(Deficiency) - Ending                     ($4,192)              $2,768
                                                   ==================    ===================


    The accompanying notes are an integral part of these financial statements


Monet Entertainment Group, Ltd.
(A Development Stage Enterprise)

Statement of  Cash Flows
Year Ended December 31, 2002 and Nine Months Ended September 30, 2003



                                                         Nine Months Ended          Year Ended
                                                         September 30, 2003      December 31, 2002
                                                         ------------------     -----------------
Cash Flows From Operating Activities
         Cash Received from Customers                            $   2,050            $    6,174
         Interest Income Received                                       60                    44

         Cash Paid for Professional Services                        (3,370)
         Cash Paid to Taxing Authorities                            (1,207)
         Other Cash Payments                                          (100)


                                                         ------------------     -----------------
         Net Cash Provided by  Operating Activities                 (2,567)                6,218
                                                         ------------------     -----------------


Cash Flows From Investing  Activities

                                                         ------------------     -----------------
         Net Cash Provided by  Investing  Activities                     0                     0
                                                         ------------------     -----------------


Cash Flows From Financing Activities

         Issuance of Capital Stock                                       0                     0
         Borrowings During Period                                    3,370

                                                         ------------------     -----------------
         Net Cash Provided by Financing Activities                   3,370                     0
                                                         ------------------     -----------------

Net Increase (Decrease) in Cash                                        803                 6,218

Cash, Beginning of Period                                            8,179                 1,961

                                                         ------------------     -----------------
Cash, End of Period                                              $   8,982            $    8,179
                                                         ==================     =================

    The accompanying notes are an integral part of these financial statements

Monet Entertainment Group, Ltd.
(A Development Stage Enterprise)

Statement of   Stockholders Equity
Inception (September 20, 1996) through December 31, 2002 and Nine Months Ended
September 30, 2003

                                                             Share-
                                                            Holders          Shares         Price
                                                             Equity       Outstanding     Per Share
                                                        ------------------------------------------------
Issued and Outstanding at December 31, 1996                  $9,919        5,000,000      $ 0.00198

    Change During Year Ended December 31, 1997                -0-             -0-             -0-

Issued and Outstanding at December 31, 1997                  $9,919        5,000,000        0.00198

    Change During Year Ended December 31, 1998                -0-             -0-             -0-

Issued and Outstanding at December 31, 1998                  $9,919        5,000,000        0.00198

    Change During Year Ended December 31, 1999                -0-             -0-             -0-

Issued and Outstanding at December 31, 1999                  $9,919        5,000,000        0.00198

    Change During Year Ended December 31, 2000                -0-             -0-             -0-

Issued and Outstanding at December 31, 2000                  $9,919        5,000,000        0.00198

    Change During Year Ended December 31, 2001                -0-             -0-             -0-

Issued and Outstanding at December 31, 2001                  $9,919        5,000,000        0.00198

    Change During Year Ended December 31, 2002               $2,768           -0-           0.00056

Issued and Outstanding at December 31, 2002                 $12,687        5,000,000        0.00254

    Change During Nine Months Ended September 30, 2003      ($6,960)          -0-          (0.00139)

Issued and Outstanding at September 30, 2003                 $5,727        5,000,000        0.00115







    The accompanying notes are an integral part of these financial statements

                         Monet Entertainment Group, Ltd.
                        (A Development Stage Enterprise)

                          Notes to Financial Statements
                          Year Ended December 31, 2002
                    And Nine Months Ended September 30, 2003


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

Miscellaneous Income During the year ended December 31, 2001 the Company earned consulting fees for work unrelated to its principal business purpose.

During the nine months ended September 30, 2003 the Company earned additional miscellaneous income unrelated to its principal business purpose.

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

Miscellaneous Income

            During the quarter ended September 30, 2003, the Company earned consulting fees of 2,050 regarding finance otherwise unrelated to its principal business purpose. The Company anticipates additional consulting work. However it cannot estimate the frequency or amount of revenue from such consulting fees.

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

                                     PART II

Item 6.

     (A)  Exhibits

      3          Articles and Bylaws(1)

      31.1     Sarbanes Oxley Section 302 Certification
      31.2     Sarbanes Oxley Section 302 Certification
      32.1     Sarbanes Oxley Section 906 Certification
      32.2     Sarbanes Oxley Section 906 Certification



(1) Incorporated by reference, and as same exhibit number, from the Company's Registration Statement on Form 10-SB (Commission File Number 0-27609).

     (B) Reports on Form 8-K

     The Company did not file any reports on Form 8-K during the quarter ended September 30, 2003.

                                   SIGNATURES

     In accordance with Section 13 or 15(a) of the Exchange Act, the Registrant has caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized on the 13th day of November 2003.



                              MONET ENTERTAINMENT GROUP, LTD.



                              /s/ Stephen D. Replin
                              -----------------------------
                                  Stephen D. Replin, President,
                                  Chief Executive Officer and
                                  Principal Financial Officer