Form 10KSB
period 2003-12-31
MONET ENTERTAINMENT GROUP LTD
filed 2004-03-29
CIK 1029356

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB
(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2003

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

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

The Company's revenues for the most recent fiscal year were $2,128
                                                            ------

The aggregate market value of the voting stock held by non-affiliates of the Company on March 26, 2004, was $0.00.

As of March 26, 2004 the Company had 5,000,000 issued and outstanding shares of common stock.

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

EMPLOYEES AND OFFICES

As of March 26, 2004, the Company did not have any full time employees.

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


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         Not Applicable

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

As of March 26, 2004, there were approximately 1,300 beneficial owners of the Company's common stock. The Company's common stock has a trading symbol of MNEG and is listed on the NASD Over-The Counter Bulletin Board Market. There has been no reported bids or offers and no trades have been made.

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

EQUITY COMPENSATION PLAN INFORMATION

The Company does not have any equity compensation plans in effect.


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


Miscellaneous Income

During the fiscal year ended December 31, 2003, the Company earned consulting fees of $2,051 regarding finance otherwise unrelated to its principal business purpose. The Company anticipates additional consulting work. However it cannot estimate the frequency or amount of revenue from such consulting fees.


Controls and procedures

The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company's Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to the Company's management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure based closely on the definition of "disclosure controls and procedures" in Rule 13a-14(c). The Company's disclosure controls and procedures are designed to provide a reasonable level of assurance of reaching the Company's desired disclosure control objectives. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. The Company's certifying officer has concluded that the Company's disclosure controls and procedures are effective in reaching that level of assurance.

As of the end of the period of this report, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and the Company's Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on the foregoing, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective.

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

ITEM 7. FINANCIAL STATEMENTS

                              Story & Company, P.C.
                          Certified Public Accountants





               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS




To the Board of Directors
Monet Entertainment Group, Ltd.

We have audited the accompanying balance sheets of the Monet Entertainment Group, Ltd. (a Development Stage Enterprise) as of December 31, 2002 and 2003 and the related statements of income, stockholders' equity, and cash flows for the two years then ended. These financial statements are the responsibility of management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance as to whether the balance sheet is free of material misstatements. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall balance sheet presentation. We believe that our audit of the financial statements provides a reasonable basis for our opinion.
..
In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Monet Entertainment Group, Ltd. (a Development Stage Enterprise) as of December 31, 2002 and 2003, and the results of its operations and its cash flows for the two years then ended in conformity with accounting principles generally accepted in the United States of America.






Story and Company, P.C.
Certified Public Accountants
February 11, 2004
Denver, Colorado




Monet Entertainment Group, Ltd.
(A Development Stage Enterprise)



Balance Sheet at December 31                                         2003      2002
                                                                   -------    -------
Assets
       Cash                                                        $ 9,000    $ 8,179

       Investments
           Energy Acquisition Group, Common Stock                      115        115
           Interest in Motion Picture                                           5,000


                                                                   -------    -------
Total Assets                                                       $ 9,115    $13,294
                                                                   =======    =======


Liabilities

       Note Payable                                                  4,510
       Accrued Expenses & Income Taxes Payable                                  1,207
                                                                   -------    -------
       Total Liabilities                                             4,510      1,207
                                                                   -------    -------

Shareholders' Equity

       Common stock, no par value, 25,000,000 shares authorized,
            of which 5,000,000  are outstanding                      9,919      9,919

       Preferred stock, no par value, 25,000,000 authorized, none outstanding

       Retained Earnings (Deficit) in Development Stage             (5,314)     2,168
                                                                   -------    -------
       Total Shareholders' Equity                                    4,605     12,087
                                                                   -------    -------

Total Liabilities and Shareholders' Equity                         $ 9,115    $13,294
                                                                   =======    =======





    The accompanying notes are an integral part of these financial statements

Monet Entertainment Group, Ltd.
(A Development Stage Enterprise)

Statement of Income and Retained Earnings
Years Ended December 31, 2002 and 2003


                                                             2003        2002
                                                           -------     --------
Income
     Miscellaneous  Fees                                    $ 2,051      $ 6,174
     Interest Income                                            77           44

                                                           -------      -------
Total Income                                                 2,128        6,218

Expenses                                                     4,610            0

                                                           -------      -------
Net Operating Income Before Taxes                           (2,482)       6,218

Extraordinary Loss                                          (5,000)

Income Tax Expense                                                        1,207

                                                           -------      -------
Net Income(Loss)                                            (7,482)       5,011

Retained Earnings(Deficiency) - Beginning                    2,168       (2,843)


                                                           -------      -------
Retained Earnings(Deficiency) - Ending                     ($5,314)     $ 2,168
                                                           =======      =======

Earnings (Loss) Per Share (5,000,000 outstanding)        ($0.00149)    $0.00100



    The accompanying notes are an integral part of these financial statements

Monet Entertainment Group, Ltd.
(A Development Stage Enterprise)

Statement of  Cash Flows
Years Ended December 31, 2002 and 2003


                                                                2003      2002
                                                              -------   --------
Cash Flows From Operating Activities

              Cash Received from Customers                    $ 2,051    $ 6,174
              Interest Income Received                             77         44

              Cash Paid for Professional Services              (3,370)
              Cash Paid to Taxing Authorities                  (1,207)
              Other Cash Payments                                (100)


                                                              -------    -------
              Net Cash Provided by  Operating Activities       (2,549)     6,218
                                                              -------    -------


Cash Flows From Investing  Activities

                                                              -------    -------
              Net Cash Provided by  Investing  Activities           0          0
                                                              -------    -------


Cash Flows From Financing Activities

              Issuance of Capital Stock                             0          0
              Borrowings During Period                          3,370

                                                              -------    -------
              Net Cash Provided by Financing Activities         3,370          0
                                                              -------    -------

Net Increase (Decrease) in Cash                                   821      6,218

Cash, Beginning of Period                                       8,179      1,961

                                                              -------    -------
Cash, End of Period                                           $ 9,000    $ 8,179
                                                              =======    =======





    The Accompanying notes are an integral part of these financial statements

Monet Entertainment Group, Ltd.
(A Development Stage Enterprise)

Statement of  Stockholders Equity
Inception (September 20, 1996) through December 31, 2002 and Year Ended December 31, 2003

                                                                 Share-
                                                                Holders       Shares            Price
                                                                Equity      Outstanding       Per Share
                                                             ------------------------------------------
Issued and Outstanding at December 31, 1996                       $9,919      5,000,000       $0.00198

        Change During Year Ended December 31, 1997                -0-         -0-                  -0-

Issued and Outstanding at December 31, 1997                       $9,919      5,000,000        0.00198

        Change During Year Ended December 31, 1998                -0-         -0-                  -0-

Issued and Outstanding at December 31, 1998                       $9,919      5,000,000        0.00198

        Change During Year Ended December 31, 1999                -0-         -0-                  -0-

Issued and Outstanding at December 31, 1999                       $9,919      5,000,000        0.00198

        Change During Year Ended December 31, 2000                -0-         -0-                  -0-

Issued and Outstanding at December 31, 2000                       $9,919      5,000,000        0.00198

        Change During Year Ended December 31, 2001                -0-         -0-                  -0-

Issued and Outstanding at December 31, 2001                       $9,919      5,000,000        0.00198

        Change During Year Ended December 31, 2002                $2,168      -0-              0.00043

Issued and Outstanding at December 31, 2002                      $12,087      5,000,000        0.00241

        Change During Year Ended December 31, 2003               ($7,482)     -0-             (0.00150)

Issued and Outstanding at December 31, 2003                       $4,605      5,000,000        0.00091









    The Accompanying notes are an integral part of these financial statements

                         Monet Entertainment Group, Ltd.
                        (A Development Stage Enterprise)

                          Notes to Financial Statements
                          -----------------------------
                     Years Ended December 31, 2002 and 2003
                     --------------------------------------



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

                         Monet Entertainment Group, Ltd.
                        (A Development Stage Enterprise)

                          Notes to Financial Statements
                          -----------------------------


During the year ended December 31, 2003 management concluded that there is no longer a realistic possibility of selling the film in the foreseeable future and has elected to write off the cost of the investment. Monet retains its ownership interest in the film.

Miscellaneous Income and Expense During the year ended December 31, 2003 the Company earned miscellaneous consulting fees for work unrelated to its principal business purpose and incurred expenses of an administrative nature, primarily for professional services.

From inception through December 31, 2003 the Company has earned miscellaneous and interest income totaling $8,346, and incurred operating expenses of $4,610 and has written of its investment of $5,000 in the motion picture, as described above, and start up costs of $2,843, charged off in earlier periods.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         Not applicable.

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS, COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

       Name                          Age          Position
       -----                         ---          --------
       Stephen D. Replin             55            President and a Director

       Desiree Blum                  45            Director

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

ITEM 10. EXECUTIVE COMPENSATION

         The following table on discloses all compensation received by the Company's President (the Company's Chief Executive Officer) during the three years ending December 31, 2003. During this three-year period no executive officer received annual salary and bonus payments from the Company in excess of $100,000.

                                   Annual Compensation                 Long Term Compensation
                               ---------------------------       ----------------------------------
                                                    Other                     Securities                  All
Name and                                           Annual        Restricted   Underlying                  Other
Principal                                          Compen-         Stock       Options/      LTIP        Compen-
Position              Year     Salary    Bonus      sation         Awards        SARs       Payouts       sation
---------             ----     ------    -----     -------       ----------   ----------    -------      -------
Stephen Replin,       2003        --       --         --             --            --          --            --
President             2002        --       --         --             --            --          --            --
                      2001        --       --         --             --            --          --            --


ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

The following table shows the ownership of the Company's common stock by the Company's officers and directors and by those persons known by the Company to be the beneficial owners of more than 5% of the Company's common stock as of March 26, 2004. Unless otherwise indicated all shares are owned of record.


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


ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits


      3.1     Articles and Bylaws(1)
     31.1 Rule 13a-14(a)/15d-14(a) - Certification of Chief Executive Officer. Filed herewith.
     31.2 Rule 13a-14(a)/15d-14(a) - Certification of Chief Financial Officer. Filed herewith.
     32 Section 1350 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the SARBANES-OXLEY ACT of 2002. Filed herewith.



(1) Incorporated by reference, and as same exhibit number, from the Company's Registration Statement on Form 10-SB (Commission File Number 0-27609).

(b) The Company did not file any reports on Form 8-K during the quarter ending December 31, 2002.


Item 14.  Principal Accountant Fees And Services

Story and Company P.C., Certified Public Accountants, are the Company's independent auditors to examine the financial statements of the Company for the fiscal year ending December 31, 2003. Story and Company P.C. has performed the following services and has been paid the following fees for these fiscal years.

Audit Fees
Story and Company P.C. was paid aggregate fees of $1,600 for the fiscal year ended December 31, 2002 and $1,700 for the fiscal year ended December 31, 2003 for professional services rendered for the audit of the Company's annual financial statements and for the reviews of the financial statements included in Company's quarterly reports on Form 10QSB during these fiscal years.


Audit-Related Fees

Story and Company P.C. was not paid any additional fees for the fiscal years ended December 31, 2002 and December 31, 2003 for assurance and related services reasonably related to the performance of the audit or review of the Company's financial statements.

Tax Fees

Story and Company P.C. was not paid any fees for the fiscal years ended December 31, 2002 and December 31, 2003 for professional services rendered for tax compliance, tax advice and tax planning.

Other Fees
Story and Company P.C. was paid no other fees for professional services during the fiscal years ended December 31, 2002 and December 31, 2003.





                                   SIGNATURES


     In accordance with Section 13 or 15(a) of the Exchange Act, the Registrant has caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized on the 26th day of March, 2004.

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

Signature                        Title                       Date
---------                        -----                       ----
/s/ Stephen D Replin
----------------------
Stephen Replin                 Director                  March 26, 2004


/s/ Desiree Blum
----------------------
Desiree Blum                   Director                  March 26, 2004