Form 10QSB
period 2004-03-31
MONET ENTERTAINMENT GROUP LTD
filed 2004-05-17
CIK 1029356

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-QSB

             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For the three month period end March 31, 2004

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

As of May 14, 2004 the Company had 5,000,000 shares of Common Stock issued and outstanding.

ITEM 1. FINANCIAL STATEMENTS



Monet Entertainment Group, Ltd.
(A Development Stage Enterprise)


                                                                    March 31, December 31,
Balance Sheet at                                                      2004       2003
                                                                    --------  ------------
Assets
        Cash                                                        $ 9,017     $ 9,000

        Investments
            Energy Acquisition Group, Common Stock                      115         115

                                                                    -------     -------
Total Assets                                                        $ 9,132     $ 9,115
                                                                    =======     =======
Liabilities

        Note Payable                                                  6,710        4510
        Accrued Expenses & Income Taxes Payable
                                                                    -------     -------
        Total Liabilities                                             6,710        4510
                                                                    -------     -------
Shareholders' Equity

        Common stock, no par value, 25,000,000 shares authorized,
             of which 5,000,000  are outstanding                      9,919        9919

        Preferred stock, no par value, 25,000,000 authorized, none outstanding

        Retained Earnings (Deficit) in Development Stage             (7,497)     (5,314)
                                                                    -------     -------
        Total Shareholders' Equity                                    2,422       4,605
                                                                    -------     -------

                                                                    -------     -------
Total Liabilities and Shareholders' Equity                          $ 9,132     $ 9,115
                                                                    =======     =======


Monet Entertainment Group, Ltd.
(A Development Stage Enterprise)

Statement of Income and Retained Earnings
For Year Ended December 31, 2003 and Quarter Ended March 31, 2004


                                                     Quarter Ended      Year Ended
                                                     March 31, 2004  December 31, 2003
                                                     --------------  -----------------
Income
      Miscelleanous Fees                                                  $ 2,051
      Interest Income                                   $    17                77

                                                        -------           -------
Total Income                                                 17             2,128

Expenses                                                  2,200             4,610

                                                        -------           -------
Net Operating Income Before Taxes                        (2,183)           (2,482)

Extraordinary Loss                                                         (5,000)

Income Tax Expense

                                                        -------           -------
Net Income(Loss)                                         (2,183)           (7,482)

Retained Earnings(Deficiency) - Beginning                (5,314)            2,168


                                                        -------           -------
Retained Earnings(Deficiency) - Ending                  ($7,497)          ($5,314)
                                                        -------           -------

Earnings (Loss) Per Share (5,000,000 outstanding)     ($0.00048)        ($0.00149)




Monet Entertainment Group, Ltd.
(A Development Stage Enterprise)

Statement of  Cash Flows
Year Ended December 31, 2003 and Quarter Ended March, 31, 2004

                                                                  Quarter Ended             Year Ended
                                                                 March 31, 2004       December 31, 2003
                                                                 --------------       -----------------
Cash Flows From Operating Activities

                  Cash Received from Customers                                                  $ 2,051
                  Interest Income Received                             $    17                       77

                  Cash Paid for Professional Services                   (2,200)                  (3,370)
                  Cash Paid to Taxing Authorities                                                (1,207)
                  Other Cash Payments                                                              (100)

                                                                       -------                  -------
                  Net Cash Provided by  Operating Activities            (2,183)                  (2,549)
                                                                       -------                  -------


Cash Flows From Investing  Activities
                                                                       -------                  -------
                  Net Cash Provided by  Investing  Activities                0                        0
                                                                       -------                  -------

Cash Flows From Financing Activities

                  Issuance of Capital Stock                                  0                        0
                  Borrowings During Period                               2,200                    3,370
                                                                       -------                  -------

                  Net Cash Provided by Financing Activities              2,200                    3,370
                                                                       -------                  -------

Net Increase (Decrease) in Cash                                             17                      821

Cash, Beginning of Period                                                9,000                    8,179

                                                                       -------                  -------
Cash, End of Period                                                    $ 9,017                  $ 9,000
                                                                       =======                  =======


                         Monet Entertainment Group, Ltd.
                        (A Development Stage Enterprise)

                          Notes to Financial Statements
                          -----------------------------
                          Years Ended December 31, 2003
                          -----------------------------
                        And Quarter Ended March 31, 2004
                        --------------------------------


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

From inception through March 31, 2004 the Company has earned miscellaneous and interest income totaling $8,353, and incurred operating expenses of $6,810. An investment of $5,000 in a motion picture held for sale was written off in 2003.

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


Miscellaneous Income

     During the quarter ended March 31, 2004, the Company earned consulting fees of 2,050 regarding finance otherwise unrelated to its principal business purpose. The Company anticipates additional consulting work. However it cannot estimate the frequency or amount of revenue from such consulting fees.

Item 3 Controls and procedures

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

                                     PART II

                                OTHER INFORMATION

Item 1.   Legal Proceedings.      None.

Item 2.   Changes in Securities.  None

Item 3.   Defaults Upon Senior Securities.  None.

Item 4.   Submission of Matters to a Vote of Security Holders.  None.

Item 5.   Other Information.   None

Item 6.

     (A)  Exhibits

 3       Articles and Bylaws(1)
31.1     Sarbanes Oxley Section 302 Certification
31.2     Sarbanes Oxley Section 302 Certification
32.1     Sarbanes Oxley Section 906 Certification


(1) Incorporated by reference, and as same exhibit number, from the Company's Registration Statement on Form 10-SB (Commission File Number 0-27609).


     (B)  Reports on Form 8-K:  None



                                   SIGNATURES

     In accordance with Section 13 or 15(a) of the Exchange Act, the Registrant has caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized on the 14h day of May 2004.

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