Form 10QSB
period 2004-06-30
MONET ENTERTAINMENT GROUP LTD
filed 2004-08-16
CIK 1029356

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-QSB

             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For the three month period end June 30, 2004

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

As of August 10, 2004 the Company had 5,000,000 shares of Common Stock issued and outstanding.

ITEM 1. FINANCIAL STATEMENTS



                     Index to Unaudited Financial Statements



Balance Sheet                                                       F-1

Statement of Income and Retained Earnings                           F-2

Statement of Cash Flows                                             F-3

Statement of Stockholders Equity                                    F-4

Notes to Unaudited Financial Statements                             F-5

Monet Entertainment Group, Ltd.
(A Development Stage Enterprise)

                                                                    June 30,  December 31,
Balance Sheet at                                                      2004       2003
                                                                    --------   --------
Assets
        Cash                                                        $ 9,035    $ 9,000

        Investments
            Energy Acquisition Group, Common Stock                      115        115


                                                                    -------    -------
Total Assets                                                        $ 9,150    $ 9,115
                                                                    =======    =======


Liabilities

        Note Payable                                                  6,710      4,510

                                                                    -------    -------
        Total Liabilities                                             6,710      4,510
                                                                    -------    -------

Shareholders' Equity

        Common stock, no par value, 25,000,000 shares authorized,
             of which 5,000,000  are outstanding                      9,919      9,919

        Preferred stock, no par value, 25,000,000 authorized, none outstanding

        Retained Earnings (Deficit) Accumulated in
             the Development Stage                                   (7,479)    (5,314)
                                                                    -------    -------
        Total Shareholders' Equity                                    2,440      4,605
                                                                    -------    -------

                                                                    -------    -------
Total Liabilities and Shareholders' Equity                          $ 9,150      9,115
                                                                    =======    =======



    The accompanying notes are an integral part of these financial statements

Monet Entertainment Group, Ltd.
(A Development Stage Enterprise)

Statement of Income and Retained Earnings
For Year Ended December 31, 2003 and Quarter Ended June 30, 2004



                                                           Six Months Ended     Year Ended
                                                            June 30, 2004     December 31, 2003
                                                           ----------------   -----------------
Income
      Miscelleanous Fees                                                            $ 2,051
      Interest Income                                          $    35                   77
                                                               -------              -------
Total Income                                                        35                2,128

Expenses                                                         2,200                4,610


                                                               -------              -------
Net Operating Income Before Taxes                               (2,165)              (2,482)

Extraordinary Loss                                                                   (5,000)

Income Tax Expense
                                                               -------              -------
Net Income(Loss)                                                (2,165)              (7,482)

Retained Earnings(Deficiency) - Beginning                       (5,314)               2,168


                                                               -------              -------
Retained Earnings(Deficiency) - Ending                         ($7,479)             ($5,314)
                                                               -------              -------

Earnings (Loss) Per Share (5,000,000 outstanding)            ($0.00048)           ($0.00149)




    The accompanying notes are an integral part of these financial statements

Monet Entertainment Group, Ltd.
(A Development Stage Enterprise)

Statement of  Cash Flows
Year Ended December 31, 2003 and Quarter Ended June 30, 2004

                                                                Six Months Ended       Year Ended
                                                                  June 30, 2004     December 31, 2003
                                                                ----------------    -----------------
Cash Flows From Operating Activities

                  Cash Received from Customers                                         $ 2,051
                  Interest Income Received                          $    35                 77

                  Cash Paid for Professional Services                (2,200)            (3,370)
                  Cash Paid to Taxing Authorities                                       (1,207)
                  Other Cash Payments                                                     (100)

                                                                    -------            -------
                  Net Cash Provided by  Operating Activities         (2,165)            (2,549)
                                                                    -------            -------


Cash Flows From Investing  Activities
                                                                    -------            -------
                  Net Cash Provided by  Investing  Activities             0                  0
                                                                    -------            -------


Cash Flows From Financing Activities

                  Issuance of Capital Stock                               0                  0
                  Borrowings During Period                            2,200              3,370

                                                                    -------            -------
                  Net Cash Provided by Financing Activities           2,200              3,370
                                                                    -------            -------

Net Increase (Decrease) in Cash                                          35                821

Cash, Beginning of Period                                             9,000              8,179

                                                                    -------            -------
Cash, End of Period                                                 $ 9,035            $ 9,000
                                                                    =======            =======





    The accompanying notes are an integral part of these financial statements

Monet Entertainment Group, Ltd.
(A Development Stage Enterprise)

Statement of  Stockholders Equity
Inception (September 20, 1996) through  December 31, 2003 and
Six Months Ended June 30, 2004

                                                            Share-
                                                           Holders         Shares            Equity
                                                            Equity      Outstanding        Per Share
                                                         ---------------------------------------------
Issued and Outstanding at December 31, 1996                 $9,919         5,000,000        $0.00198

         Changes During Years 1997 Through 2001              -0-               -0-             -0-

Issued and Outstanding at December 31, 2001                 $9,919         5,000,000         0.00198

         Change During Year Ended December 31, 2002         $2,168             -0-           0.00043

Issued and Outstanding at December 31, 2002                $12,087         5,000,000         0.00241

         Change During Year Ended December 31, 2003        ($7,482)            -0-          (0.00150)

Issued and Outstanding at December 31, 2003                 $4,605         5,000,000         0.00091

         Change During Six Months Ended June 30, 2004       (2,165)            -0-          (0.00043)

Issued and Outstanding at June 30, 2004                      2,440         5,000,000         0.00049





    The accompanying notes are an integral part of these financial statements

                         Monet Entertainment Group, Ltd.
                        (A Development Stage Enterprise)

                          Notes to Financial Statements
                          Years Ended December 31, 2003
                       And Six Months -Ended June 30, 2004


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

                         Monet Entertainment Group, Ltd.
                        (A Development Stage Enterprise)

                          Notes to Financial Statements
                          -----------------------------


Accounting Policies

The accompanying financial statements are presented in the format prescribed for development stage enterprises by Statement of Financial Accounting Standards No. 7 issued by the Financial Accounting Standards Board.

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

From inception through June 30, 2004 the Company has earned miscellaneous and interest income totaling $8,370, and incurred operating expenses of $6,810. An investment of $5,000 in a motion picture held for sale was written off in 2003.

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

     (A)  Exhibits

  3          Articles and Bylaws(1)

31.1     Sarbanes Oxley Section 302 Certification
31.2     Sarbanes Oxley Section 302 Certification
32.1     Sarbanes Oxley Section 906 Certification


(1) Incorporated by reference, and as same exhibit number, from the Company's Registration Statement on Form 10-SB (Commission File Number 0-27609).


     (B)  Reports on Form 8-K:  None



                                   SIGNATURES

     In accordance with Section 13 or 15(a) of the Exchange Act, the Registrant has caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized on the 13th day of August 2004.

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