Form 10QSB
period 2004-09-30
MONET ENTERTAINMENT GROUP LTD
filed 2004-11-12
CIK 1029356

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-QSB

             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For the nine month period end September 30, 2004

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

As of November 10, 2004 the Company had 5,000,000 shares of Common Stock issued and outstanding.

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



Monet Entertainment Group, Ltd.
(A Development Stage Enterprise)



                                                                   Sept. 30  December 31,
Balance Sheet at                                                     2004        2003
                                                                   --------  -----------

Assets
        Cash                                                        $ 9,053    $ 9,000

        Investments
            Energy Acquisition Group, Common Stock                      115        115



                                                                    -------    -------
Total Assets                                                        $ 9,168    $ 9,115
                                                                    =======    =======

Liabilities

        Note Payable                                                  7,190      4,510

                                                                    -------    -------
        Total Liabilities                                             7,190      4,510
                                                                    -------    -------

Shareholders' Equity

        Common stock, no par value, 25,000,000 shares authorized,
             of which 5,000,000  are outstanding                      9,919      9,919

        Preferred stock, no par value, 25,000,000 authorized, none outstanding

        Retained Earnings (Deficit) Accumulated in
             the Development Stage                                   (7,941)    (5,314)
                                                                    -------    -------
        Total Shareholders' Equity                                    1,978      4,605
                                                                    -------    -------

                                                                    -------    -------
Total Liabilities and Shareholders' Equity                          $ 9,168      9,115
                                                                    =======    =======






    The accompanying notes are an integral part of these financial statements

Monet Entertainment Group, Ltd.
(A Development Stage Enterprise)

Statement of Income and Retained Earnings
For Year Ended December 31, 2003 and Nine Months Ended September 30, 2004


                                                         Nine Months Ended        Year Ended
                                                         September 30, 2004   December 31, 2003
                                                         ------------------   -----------------
Income
      Miscelleanous Fees                                                                $2,051
      Interest Income                                                  $53                  77

                                                         ------------------   -----------------
Total Income                                                            53               2,128

Expenses                                                             2,680               4,610


                                                         ------------------   -----------------
Net Operating Income Before Taxes                                   (2,627)             (2,482)

Extraordinary Loss                                                                      (5,000)

Income Tax Expense

                                                         ------------------   -----------------
Net Income(Loss)                                                    (2,627)             (7,482)

Retained Earnings(Deficiency) - Beginning                           (5,314)              2,168

                                                         ------------------   -----------------
Retained Earnings(Deficiency) - Ending                             ($7,941)            ($5,314)
                                                         ------------------   -----------------

Earnings (Loss) Per Share (5,000,000 outstanding)                ($0.00053)          ($0.00149)






    The accompanying notes are an integral part of these financial statements


Monet Entertainment Group, Ltd.
(A Development Stage Enterprise)

Statement of  Cash Flows
Year Ended December 31, 2003 and Nine Months Ended September 30, 2004

                                                                  Nine Months Ended       Year Ended
                                                                 September 30, 2004    December 31, 2003
                                                                -------------------    -----------------
Cash Flows From Operating Activities

                  Cash Received from Customers                                         $          2,051
                  Interest Income Received                      $              53                    77

                  Cash Paid for Professional Services                      (2,680)               (3,370)
                  Cash Paid to Taxing Authorities                          (1,207)
                  Other Cash Payments                                                              (100)


                                                                -----------------      ----------------
                  Net Cash Provided by  Operating Activities               (2,627)               (2,549)
                                                                -----------------      ----------------


Cash Flows From Investing  Activities

                                                                -----------------      ----------------
                  Net Cash Provided by  Investing  Activities                   0                     0
                                                                -----------------      ----------------


Cash Flows From Financing Activities

                  Issuance of Capital Stock                                     0                     0
                  Borrowings During Period                                  2,680                 3,370

                                                                -----------------      ----------------
                  Net Cash Provided by Financing Activities                 2,680                 3,370
                                                                -----------------      ----------------

Net Increase (Decrease) in Cash                                                53                   821

Cash, Beginning of Period                                                   9,000                 8,179

                                                                -----------------      ----------------
Cash, End of Period                                             $           9,053      $          9,000
                                                                =================      ================






    The accompanying notes are an integral part of these financial statements


Monet Entertainment Group, Ltd.
(A Development Stage Enterprise)

Statement of  Stockholders Equity
Inception (September 20, 1996) through  December 31, 2003 and
Nine Months Ended September 30, 2004


                                                                 Share-
                                                                Holders      Shares         Equity
                                                                 Equity    Outstanding     Per Share
                                                               ---------------------------------------

Issued and Outstanding at December 31, 1996                    $   9,919    5,000,000   $      0.00198

          Changes During Years 1997 Through 2001                     -0-          -0-              -0-

Issued and Outstanding at December 31, 2001                    $   9,919    5,000,000          0.00198

          Change During Year Ended December 31, 2002           $   2,168          -0-          0.00043

Issued and Outstanding at December 31, 2002                    $  12,087    5,000,000          0.00241

          Change During Year Ended December 31, 2003           ($  7,482)         -0-         (0.00150)

Issued and Outstanding at December 31, 2003                    $   4,605    5,000,000          0.00091

          Change During nine Months Ended September 30, 2004      (2,627)         -0-         (0.00053)

Issued and Outstanding at September 30, 2004                       1,978    5,000,000          0.00039







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

From inception through September 30, 2004 the Company has earned miscellaneous and interest income totaling $8,399, and incurred operating expenses of $7,290. An investment of $5,000 in a motion picture held for sale was written off in 2003.

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


(1) Incorporated by reference, and as same exhibit number, from the Company's Registration Statement on Form 10-SB (Commission File Number 0-27609).


     (B)  Reports on Form 8-K:  None

                                   SIGNATURES

     In accordance with Section 13 or 15(a) of the Exchange Act, the Registrant has caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized on the 12th day of November 2004.


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