Form 10KSB/A
period 2003-12-31
MONET ENTERTAINMENT GROUP LTD
filed 2005-01-24
CIK 1029356

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-KSB/A
                                   (Mark One)

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

                                  Common Stock
                                 --------------
                                (Title of Class)


Check whether the Registrant (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.
                                 YES [X] NO [ ]


Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

The Company's revenues for the most recent fiscal year were $ 2,128.
                                                            --------
The aggregate market value of the voting stock held by non-affiliates of the Company on March 26, 2004, was $0.00.

As of March 26, 2004 the Company had 5,000,000 issued and outstanding shares of common stock.

EXPLANATORY NOTE ON AMENDMENT

This Amendment has been filed to revise Item 7 Financial Statements such that the audit report is issued by a qualified member of the Public Company Accounting Oversight Board, and Item 13 Exhibits and Reports on Form 8-K to file newly dated Financial Statement Certifications.


ITEM 7. FINANCIAL STATEMENTS








                         MONET ENTERTAINMENT GROUP, LTD.


                              Financial Statements

                                December 31, 2003

                  (with Report of Independent Auditors Thereon)

                        MONET ENTERTAINMENT GROUP, LTD.
                         Index to Financial Statements




                                                                            Page
                                                                            ----

Report of Independent Auditors ...........................................   F-2

Balance Sheet at December 31, 2003 .......................................   F-3

Statements of Operations for the years ended
     December 31, 2003 and 2002 ..........................................   F-4

Statement of Changes in Shareholders' Equity for the period from
     January 1, 2002 through December 31, 2003 ...........................   F-5

Statements of Cash Flows for the years ended
     December 31, 2003 and 2002 ..........................................   F-6

Notes to Financial Statements ............................................   F-7

                         Report of Independent Auditors


The Board of Directors
Monet Entertainment Group, Ltd.:


We have audited the accompanying balance sheet of Monet Entertainment Group, Ltd. as of December 31, 2003, and the related statements of operations, shareholders' equity, and cash flows for years ended December 31, 2003 and 2002. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Monet Entertainment Group, Ltd. as of December 31, 2003, and the results of its operations and its cash flows for each of the years ended December 31, 2003 and 2002 in conformity with generally accepted accounting principles in the United States.

As discussed in Note 4 to the financial statements, an error resulting in overstatement of previously reported income as of December 31, 2002 was discovered by management of the Company during the current year. Accordingly, the 2002 financial statements have been restated to correct the error.





Cordovano and Honeck, LLP
Denver, Colorado
January 19, 2005

                        MONET ENTERTAINMENT GROUP, LTD.
                                 Balance Sheet
                               December 31, 2003





                                     Assets
Assets:
    Cash ...........................................................    $ 9,000
                                                                        -------

                   Total assets ....................................    $ 9,000
                                                                        =======



                      Liabilities and Shareholders' Equity

Liabilities:
    Due to related party (Note 2) ..................................    $ 4,510
                                                                        -------

                   Total liabilities ...............................      4,510
                                                                        -------

Shareholders' equity:
    Preferred stock , no par value; authorized 25,000,000 shares,
       issued and outstanding, -0- shares ..........................         --
    Common stock , no par value; authorized 25,000,000 shares,
       issued and outstanding, 5,000,000 shares ....................      9,919
    Retained loss ..................................................     (5,429)
                                                                        -------

                   Total shareholder's equity ......................      4,490
                                                                        -------

                                                                        $ 9,000
                                                                        =======




                 See accompanying notes to financial statements

                        MONET ENTERTAINMENT GROUP, LTD.
                            Statements of Operations



                                                      Years Ended December 31,
                                                    ---------------------------
                                                        2003            2002
                                                    -----------     -----------

Costs and expenses:
    General and administrative expenses ........    $     3,020     $     1,590
                                                    -----------     -----------

               Total expenses ..................         (3,020)         (1,590)

Other income (expense):
    Miscellaneous income (Note 3) ..............          2,051           6,174
    Interest income ............................             77              44
    Impairment loss (Note 1) ...................         (5,115)             --
                                                    -----------     -----------

               (Loss) income before
                 income taxes ..................         (6,007)          4,628

    Income tax provision .......................             --          (1,207)
                                                    -----------     -----------

               Net (loss) income ...............    $    (6,007)    $     3,421
                                                    ===========     ===========

Basic and diluted (loss) income per share ......    $    (0.001)    $     0.001
                                                    ===========     ===========

Weighted average common shares outstanding .....      5,000,000       5,000,000
                                                    ===========     ===========






                 See accompanying notes to financial statements


                        MONET ENTERTAINMENT GROUP, LTD.
                  Statement of Changes in Shareholders' Equity



                                               Common Stock        Retained
                                          ---------------------    Earnings
                                            Shares      Amount      (Loss)       Total
                                          ---------   ---------   ----------   ---------

Balance at January 1, 2001 .............  5,000,000   $   9,919   $  (2,843)   $   7,076
Net income .............................         --          --       5,011        5,011
                                          ---------   ---------   ---------    ---------

Balance at December 31, 2002
    as previously reported .............  5,000,000       9,919       2,168       12,087
Adjustment for understatement
    of expenses (Note 4) ...............         --          --      (1,590)      (1,590)
                                          ---------   ---------   ---------    ---------

Balance at December 31, 2002 restated...  5,000,000       9,919         578       10,497
Net loss ...............................         --          --      (6,007)      (6,007)
                                          ---------   ---------   ---------    ---------

Balance at December 31, 2003 ...........  5,000,000   $   9,919   $  (5,429)   $   4,490
                                          =========   =========   =========    =========





                 See accompanying notes to financial statements

                        MONET ENTERTAINMENT GROUP, LTD.
                            Statements of Cash flows




                                                            Years Ended December 31,
                                                            -----------------------
                                                                2003       2002
                                                             --------     -------
Cash flows from operating activities:
    Net (loss) income ...................................    $(6,007)     $ 3,421
    Adjustments to reconcile net (loss) income to net
      cash provided by operating activities:
        Impairment loss (Note 1) ........................      5,115           --
        Changes in operating liabilities:
             Accounts payable ...........................     (2,797)       2,797
                                                             -------      -------

                 Net cash (used in) provided by
                    operating activities ................     (3,689)       6,218
                                                             -------      -------

Cash flows from financing activities:
    Proceeds from related party advances (Note 2) .......      4,510           --
                                                             -------      -------

                 Net cash provided by
                    financing activities ................      4,510           --
                                                             -------      -------

                 Net change in cash and
                    cash equivalents ....................        821        6,218

Cash and cash equivalents:
    Beginning of period .................................      8,179        1,961
                                                             -------      -------

    End of period .......................................    $ 9,000      $ 8,179
                                                             =======      =======

Supplemental disclosure of cash flow information:
   Cash paid during the year for:
      Income taxes ......................................    $ 1,207      $    --
                                                             =======      =======
      Interest ..........................................    $    --      $    --
                                                             =======      =======



                 See accompanying notes to financial statements

                         MONET ENTERTAINMENT GROUP, LTD.
                          Notes to Financial Statements


(1)  Summary of Significant Accounting Policies

Organization and Basis of Presentation

Monet Entertainment Group, Ltd. (The "Company") was formed on September 20, 1996 for the purpose of engaging in two pursuits within the entertainment industry which involve developing a unique "completion guarantee" to assure the completion of selected projects and developing a financing program for full length motion pictures:

1. Completion bonding activities are associated with a part of commercial film production and other entertainment production activities. A "completion bond" is a guarantee that should a film project go over budget or not have sufficient capital to complete the film; the guarantor will provide additional capital needed to insure completion of the project. This guarantee for small independent producers is unique in the entertainment industry. At present completion bonding has been a requirement for medium and large budget productions but generally unavailable for small producers. Lack of availability of this or a similar financial product has resulted in secondary producers having great difficulty in obtaining financing and has kept many worldwide projects from reaching theaters. It is anticipated that Monet's completion bonds will be reinsured with companies with sufficient capital resources to preclude the possibility that Monet will ever be at risk for capital shortages in bonded projects.

2. Financing feature length budget films will be accomplished through the formation of a continuing series of joint ventures with independent filmmakers. Plans include taking fractional interests in selected film projects, thus spreading investor risk in the most advantageous manner. Project involvement will be financed through joint venture arrangements with individual investors and non-entertainment-related companies.

Until October 1, 2003, the Company had been in the development stage.

Certain accounts in the 2002 financial statements have been reclassified for comparative purposes to conform to the presentation in the current year financial statements.

Use of Estimates

The preparation of financial statements in accordance with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Cash and Cash Equivalents

The Company considers all highly liquid securities with original maturities of three months or less when acquired to be cash equivalents. Cash equivalents at December 31, 2003, were approximately $-0-.

Impairment of Long-Lived Assets

In accordance with Statement of Financial Accounting Standards (SFAS) No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, the Company evaluates their long-lived assets (excluding the full cost pool), including related intangibles of identifiable business activities for impairment when events or changes in circumstances indicate, in management's judgment, that the carrying value of such assets may not be recoverable. The determination of whether impairment has occurred is based on management's estimate of undiscounted future cash flows attributable to the assets as compared to the carrying value of the assets. If impairment has occurred, estimating the fair value for the assets and recording a provision for loss if the carrying value is greater than fair value determine the amount of the impairment recognized. For assets identified to be disposed of in the future, the carrying value of these assets are compared to the estimated fair value less the cost to sell to determine if impairment is required. Until the assets are disposed of, an estimate of the fair value is re-determined when related events or circumstances change.

                         MONET ENTERTAINMENT GROUP, LTD.
                          Notes to Financial Statements



The Company has exchanged shares of its common stock for shares of Series C common stock of Energy Acquisition Companies, Inc. (Energy), a New York Corporation. The exchange, which was effective on October 7, 1996, (the date the Certificate of Share Exchange was filed by the Colorado Secretary of State and by New York Department of State), resulted in the exchange of 115,531 shares of Energy Acquisition Companies, Inc. Series C, Par Value $0.001 Common Stock for 500,000 shares of Monet Entertainment Group, Ltd. Common Stock. The 115,531 shares of Energy Acquisition Companies, Inc. common stock received by Monet represented less than one percent of Energy's outstanding shares. The 500,000 shares of Monet common stock surrendered to Energy represents eleven percent of the Company's outstanding common stock, and two percent of its authorized stock. During the year ended December 31, 2003, management determined the investment to be impaired, since Energy is no longer in operations. An impairment loss of $115 is reflected in the accompanying financial statements.

During its initial operating period, the Company acquired an interest in a feature-length motion picture, tentatively entitled Salvation. This interest was conveyed by Mr. Stephen Replin, President and principal stockholder of the Company in exchange for 2,295,000 shares of common stock. Mr. Replin, in 1996, acquired a 25 percent interest in the film for $25,000. He conveyed 20 percent of his interest in the film to Monet, thereby providing the Company with a five percent ownership position. When Monet Entertainment acquired its interest in the film in 1996, the film was incomplete. As of December 31, 2003, the film has been completed for more than five years. Management continues efforts to sell the film outright to a distributor, however there are no prospects of a sale. An outright sale contemplates a fixed price agreement in which the sellers do not retain rights to share in the profits, if any, resulting from the distribution and promotion of the film. During the year ended December 31, 2003 management concluded that there is no longer a realistic possibility of selling the film in the foreseeable future and has elected to write off the cost of the investment. An impairment loss of $5,000 is reflected in the accompanying financial statements. As of December 31, 2003, Monet retains its ownership interest in the film.

Income Taxes

The Company accounts for income taxes under the provisions of Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes (SFAS 109). SFAS 109 requires recognition of deferred tax liabilities and assets for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred tax liabilities and assets are determined based on the difference between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse.

Revenue Recognition

Revenue from consulting services is recognized as the services are provided.

Financial Instruments and Concentration of Credit Risk

At December 31, 2003, the fair value of the Company's financial instruments approximate their carrying value based on their terms and interest rates.

                         MONET ENTERTAINMENT GROUP, LTD.
                          Notes to Financial Statements



Earnings (loss) per Common Share

The Company reports loss per share using a dual presentation of basic and diluted loss per share. Basic loss per share excludes the impact of common stock equivalents. Diluted loss per share utilizes the average market price per share when applying the treasury stock method in determining common stock equivalents. At December 31, 2003, there were no variances between the basic and diluted loss per share as there were no potentially dilutive securities outstanding.

(2)  Related Party Transactions

During the year, Regatta Capital Ltd., a company owned by the president of the Company, paid for certain expenses on behalf of the Company. At December 31, 2003, the Company is indebted in the amount of $4,510 to Regatta Capital, Ltd.

(3)  Miscellaneous Income

During the years ended December 31, 2003 and 2002, the Company earned miscellaneous consulting fees for work unrelated to its principal business purpose. Miscellaneous income totaled $2,051 and $6,174 for the years ended December 31, 2003 and 2002, respectively.

(4)  Prior Period Adjustment

In 2003, the Company determined that 2002 general and administrative expenses had been understated by $1,590. To correct the accompanying financial statements, the Company retroactively restated general and administrative expenses in 2002 and restated 2003 beginning retained earnings by the same amount. As a result, net income in 2002 decreased to $3,421, net of related taxes of $876. The adjustment had no effect on earnings per share.

(5)  Income Taxes

A reconciliation of the U.S. statutory federal income tax rate to the effective tax rate is as follows:

                                                             December 31,
                                                     -------------------------
                                                         2003          2002
                                                     -----------    ----------
U.S. statutory federal rate ......................      15.00%         15.00%
State income tax rate ............................       3.94%          3.94%
Net operating loss for which no tax
   benefit is currently available ................     -18.94%          0.00%
                                                     -----------    ----------
                                                         0.00%         18.94%
                                                     ===========    ==========


At December 31, 2003, the Company has a net operating loss carryforward for federal income tax purposes of approximately $6,007, which was fully allowed for in the valuation allowance of $6,007. The valuation allowance offsets the net deferred tax asset for which there is no assurance of recovery. The change in the valuation allowance for the year ended December 31, 2003 was $5,676. Due to the uncertainty of the ultimate utilization of the net operating loss carryforward, no tax benefit for losses has been provided by the Company in the accompanying financial statements. The net operating loss carryforward will expire through the year 2023.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits

     3.1  Articles and Bylaws (1)
     31.1 Sarbanes Oxley Section 302 Certification
     31.2 Sarbanes Oxley Section 302 Certification
     32.1 Sarbanes Oxley Section 906 Certification



(1) Incorporated by reference, and as same exhibit number, from the Company's Registration Statement on Form 10-SB (Commission File Number 0-27609).

(b) The Company did not file any reports on Form 8-K during the quarter ending December 31, 2003.



                                   SIGNATURES


     In accordance with Section 13 or 15(a) of the Exchange Act, the Registrant has caused this Amended Report to be signed on its behalf by the undersigned, thereunto duly authorized on the 24th day of January 2005.

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


Signature                     Title                       Date
---------                     -----                       ----

/s/ Stephen D Replin
---------------------
Stephen Replin              Director                January 24, 2005


/s/ Desiree Blum
---------------------
Desiree Blum                Director                January 24, 2005