Form 10KSB/A
period 2002-12-31
MONET ENTERTAINMENT GROUP LTD
filed 2005-01-28
CIK 1029356

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

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

The Company's revenues for the most recent fiscal year were $6,218

The aggregate market value of the voting stock held by non-affiliates of the Company on March 26, 2003, was $0.00.

As of March 26, 2003 the Company had 5,000,000 issued and outstanding shares of common stock.

EXPLANATORY NOTE ON AMENDMENT

This Amendment has been filed to revise Item 7 Financial Statements for the restatement of 2002 general and administrative expenses which had been understated by $1,590. To correct the accompanying financial statements, the Company retroactively restated general and administrative expenses in 2002 and restated 2003 beginning retained earnings by the same amount. Item 13 Exhibits and Reports on Form 8-K has also been amended to file newly dated Financial Statement Certifications.


ITEM 7. FINANCIAL STATEMENTS

         See the financial statements attached to this report.



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

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audits to obtain reasonable assurance as to whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
..
In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Monet Entertainment Group, Ltd. (a Development Stage Enterprise) as of December 31, 2001 and 2002, and the results of its operations and its cash flows for the two years then ended in conformity with auditing standards generally accepted in the United States of America




Story and Company, P.C.
Certified Public Accountants
February 10, 2003 (Except as to Note 2, the date of which is January 24, 2005 Denver, Colorado



                         Monet Entertainment Group, Ltd.
                        (A Development Stage Enterprise)


                                  Balance Sheet

                           December 31, 2001 and 2002



Assets                                                             2002      2001
                                                                  -------   -------
      Cash                                                        $ 8,179   $ 1,961

      Investments
          Energy Acquisition Group, Common Stock                      115       115
          Interest in Motion Picture                                5,000     5,000


                                                                  -------   -------
Total Assets                                                      $13,294   $ 7,076
                                                                  =======   =======


Liabilities
      Accounts Payable                                            $ 1,590
      Taxes Payable                                                 1,207
      Total Liabilities                                             2,797

Shareholders' Equity

      Common stock, no par value, 25,000,000 shares authorized,
           of which 5,000,000  are outstanding                      9,919     9,919

      Preferred stock, no par value, 25,000,000 authorized, none outstanding

      Retained Earnings (Deficit)                                     578    (2,843)
                                                                  -------   -------
      Total Shareholders' Equity                                   10,497     7,076
                                                                  -------   -------

                                                                  -------   -------
Total Liabilities and Shareholders' Equity                        $13,294   $ 7,076
                                                                  =======   =======





    The accompanying notes are an integral part of these financial statements

                         Monet Entertainment Group, Ltd.
                        (A Development Stage Enterprise)

                    Statement of Income and Retained Earnings
                   For Years Ended December 31, 2001 and 2002


                                                            2002          2001
                                                           ------       -------

Income
     Miscelleanous Fees                                   $ 6,174             0
     Interest Income                                           44

                                                          -------       -------
Total Income                                                6,218

Expense                                                     1,590             0


                                                          -------       -------
Net Operating Income Before Taxes                           4,628             0

Income Tax Expense                                          1,207

                                                          -------       -------
Net Income                                                  3,421

Retained Earnings(Deficiency) - Beginning                  (2,843)       (2,843)

                                                          -------       -------
Retained Earnings(Deficiency) - Ending                    $   578       ($2,843)
                                                          =======       =======




    The Accompanying notes are an integral part of these financial statements

                         Monet Entertainment Group, Ltd.
                        (A Development Stage Enterprise)

                             Statement of Cash Flows

                     Years Ended December 31, 2001 and 2002


                                                                  2002     2001
                                                                 ------   ------

Cash Flows From Operating Activities

               Net Income                                        $3,421        0
                                                                 ------   ------

               Changes in Operating Liabilities
               Accounts Payable                                   2,797
               Net Cash Provided by  Operating Activities         6,218        0
                                                                 ------   ------


Cash Flows From Investing  Activities

               Net Cash Provided by  Investing  Activities            0        0
                                                                 ------   ------




Cash Flows From Financing Activities

               Issuance of Capital Stock                              0        0
                                                                 ------   ------


               Net Cash Provided by Financing Activities              0        0
                                                                 ------   ------

Net Increase in Cash                                              6,218        0

Cash, Beginning of Year                                           1,961    1,961

                                                                 ------   ------
Cash, End of Year                                                $8,179   $1,961
                                                                 ======   ======






    The Accompanying notes are an integral part of these financial statements


                         Monet Entertainment Group, Ltd.
                        (A Development Stage Enterprise)

                        Statement of Stockholders Equity

            Inception (September 20, 1996) through December 31, 2002



                                                                                Price
                                                        Amount    Shares      Per Share
                                                     ----------------------------------
Issued and Outstanding at December 31, 1996          $   9,919   5,000,000      0.00198

        Change During Year Ended December 31, 1997         -0-         -0-        -0-

Issued and Outstanding at December 31, 1997          $   9,919   5,000,000      0.00198

        Change During Year Ended December 31, 1998         -0-         -0-        -0-

Issued and Outstanding at December 31, 1998          $   9,919   5,000,000      0.00198

        Change During Year Ended December 31, 1999         -0-         -0-        -0-

Issued and Outstanding at December 31, 1999          $   9,919   5,000,000      0.00198

        Change During Year Ended December 31, 2000         -0-         -0-        -0-

Issued and Outstanding at December 31, 2000          $   9,919   5,000,000      0.00198

        Change During Year Ended December 31, 2001         -0-         -0-        -0-

Issued and Outstanding at December 31, 2001          $   9,919   5,000,000      0.00198

        Change During Year Ended December 31, 2002         578         -0-      0.00056

Issued and Outstanding at December 31, 2002          $   9,919   5,000,000      0.00254





    The Accompanying notes are an integral part of these financial statements

                         Monet Entertainment Group, Ltd.
                        (A Development Stage Enterprise)

                          Notes to Financial Statements
                      Year Ended December 31, 2001 and 2002

1. Background and Summary of Significant Accounting Policies

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

Investments. The Company has exchanged shares of its common stock for shares of Series C common stock of Energy Acquisition Companies, Inc.(Energy), a New York Corporation.

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

Interest in Motion Picture. During its initial operating period the Company acquired an interest in a feature-length motion picture, tentatively entitled Salvation. This interest was conveyed by Mr. Stephen Replin, President and principal stockholder of Monet Entertainment Group, Ltd., in exchange for 2,295,000 shares of common stock.

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

Retained Deficit. From inception through December 31, 2001 the Company has carried forward an asset in the amount of $2,843, described as Organizational Expenses. Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets, issued in June 2001, provides that Organizational Expenses should be written off as operating expenses in the period incurred. Accordingly, our Organizational Expenses, previously classified as an asset, have been reclassified as an expense in a period prior to December 31, 2001.

Miscellaneous Income. During the year ended December 31, 2002 the Company earned consulting fees for work unrelated to its principal business purpose.


2) Prior Period Adjustment

In 2003, the Company determined that 2002 general and administrative expenses have been understated by $1,590. To correct the accompanying financial statements, the Company retroactively restated general and administrative expenses in 2002 and restated 2003 beginning retained earnings by the same amount. As a result, net income in 2002 decreased to $3,421, net of related taxes of $876. The adjustment had no effect on earnings per share.

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



                                   SIGNATURES


     In accordance with Section 13 or 15(a) of the Exchange Act, the Registrant has caused this Amended Report to be signed on its behalf by the undersigned, thereunto duly authorized on the 25th day of January 2005.

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

Signature                     Title                       Date
---------                     -----                       ----

/s/ Stephen Replin
-------------------
Stephen Replin              Director                January 25, 2005


/s/ Desiree Blum
-------------------
Desiree Blum                Director                January 25, 2005