Form 10QSB/A
period 2003-09-30
MONET ENTERTAINMENT GROUP LTD
filed 2005-02-11
CIK 1029356

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-QSB

             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For the nine month period end September 30, 2003

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

Explanatory Note on Amendment

This Amended Quarterly Report on Form 10QSB revises Item 1 Financial Statements in that the previously filed Report was not reviewed by an auditor qualified with the Public Company Accounting Oversight Board as required for filings subsequent to October 23, 2003. The company intends to file a second amendment to this Quarterly Report on Form 10QSB on or before March 4, 2005 containing financial statement in compliance with Item 310 of Regulation SB.




ITEM 1. FINANCIAL STATEMENTS



Monet Entertainment Group, Ltd.
(A Development Stage Enterprise)

                                                        Not Reviewed

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


                                                      Not Reviewed

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


                                                           Not Reviewed

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


                                                                Not Reviewed

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

                                   SIGNATURES

     In accordance with Section 13 or 15(a) of the Exchange Act, the Registrant has caused this Amended Report to be signed on its behalf by the undersigned, thereunto duly authorized on the 11th day of February 2005.



                              MONET ENTERTAINMENT GROUP, LTD.



                              /s/ Stephen D. Replin
                              -----------------------------
                                  Stephen D. Replin, President,
                                  Chief Executive Officer and
                                  Principal Financial Officer