Form 10QSB/A
period 2004-06-30
MONET ENTERTAINMENT GROUP LTD
filed 2005-02-11
CIK 1029356

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-QSB/A

             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For the six month period end June 30, 2004

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

                                                                 Not Reviewed

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

                                                            Not Reviewed

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

                                                                  Not Reviewed

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

                                                                 Not Reviewed

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