Form 10QSB/A
period 2004-09-30
MONET ENTERTAINMENT GROUP LTD
filed 2005-02-11
CIK 1029356

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

Explanatory Note on Amendment

This Amended Quarterly Report on Form 10QSB revises Item 1 Financial Statements in that the previously filed Report was not reviewed by an auditor qualified with the Public Company Accounting Oversight Board as required for filings subsequent to October 23, 2003. The company intends to file a second amendment to this Quarterly Report on Form 10QSB on or before March 4, 2005 containing financial statements in compliance with Item 310 of Regulation SB.







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


                                                             Not Reviewed

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


                                                                   Not Reviewed

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


                                                                    Not Reviewed

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