Form 10KSB/A
period 2002-12-31
MONET ENTERTAINMENT GROUP LTD
filed 2005-03-04
CIK 1029356

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

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

The Company's revenues for the most recent fiscal year were $ 0.
                                                            ----
The aggregate market value of the voting stock held by non-affiliates of the Company on March 26, 2003, was $0.00.

As of March 26, 2003 the Company had 5,000,000 issued and outstanding shares of common stock.

EXPLANATORY NOTE ON AMENDMENT

This Amendment has been filed to revise Item 1 Description of Business, Item 6 Management's Discussion and Analysis or Plan of Operations, Item 7 Financial Statements and Item 13 Exhibits and Reports on Form 8-K to file newly dated Financial Statement Certifications.


ITEM 1. DESCRIPTION OF BUSINESS

Monet Entertainment Group, Ltd., (the "Company") was formed in 1996 in order to finance the production of low budget feature length motion pictures and a variety of other entertainment projects including documentaries, video recordings and musical recordings.

The Company, in consultation with its auditors has removed the "Development Stage" designation from its financial statements as of October 1, 2002 as the Company has been unable to commence operations as planned and has ceased to actively pursue its prior business plan.

The Company intends to maintain its corporate existence and continue filing its required reports pursuant to the Securities Exchange Act while it re-evaluates its motion pictures financing business plan and seeks out other business opportunities for the Company.


ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

PLAN OF OPERATION

The Company intends to maintain its corporate existence and continue filing its required reports pursuant to the Securities Exchange Act while it re-evaluates its motion pictures financing business plan and seeks out other business opportunities for the Company.

Related Party Transactions

During the year ended December 31, 2001, Regatta Capital Ltd., a company owned by the president of the Company contributed $25,123, to pay for certain expenses on behalf of the Company. This amount is reflected in the accompanying financial statement as a credit to additional paid-in capital.

Miscellaneous Income

During the years ended December 31, 2002 and 2001, the Company earned miscellaneous consulting fees for work unrelated to its principal business purpose. Miscellaneous income totaled $6,174 and $-0- for the years ended December 31, 2002 and 2001, respectively.

ITEM 7. FINANCIAL STATEMENTS









                         MONET ENTERTAINMENT GROUP, LTD.


                              Financial Statements

                                December 31, 2002

                  (with Report of Independent Auditors Thereon)

                         MONET ENTERTAINMENT GROUP, LTD.
                          Index to Financial Statements





                                                                         Page
                                                                        ------

Report of Independent Auditors......................................     F-2

Balance Sheet at December 31, 2002..................................     F-3

Statements of Operations for the years ended
     December 31, 2002 and 2001.....................................     F-4

Statement of Changes in Shareholders' Equity for the period from
     January 1, 2001 through December 31, 2002......................     F-5

Statements of Cash Flows for the years ended
     December 31, 2002 and 2001.....................................     F-6

Notes to Financial Statements.......................................     F-7

                         Report of Independent Auditors


The Board of Directors
Monet Entertainment Group, Ltd.:


We have audited the accompanying balance sheet of Monet Entertainment Group, Ltd. as of December 31, 2002, and the related statements of operations, shareholders' equity, and cash flows for years ended December 31, 2002 and 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Monet Entertainment Group, Ltd. as of December 31, 2002, and the results of its operations and its cash flows for each of the years ended December 31, 2002 and 2001 in conformity with generally accepted accounting principles in the United States.




Cordovano and Honeck, LLP
Denver, Colorado
February 16, 2005

                        MONET ENTERTAINMENT GROUP, LTD.
                                 Balance Sheet
                               December 31, 2002


                                     Assets

Current assets:
    Cash ...........................................................   $  8,179
                                                                       --------

                   Total current assets ............................      8,179

Other assets .......................................................        115
                                                                       --------

                   Total assets ....................................   $  8,294
                                                                       ========

                      Liabilities and Shareholders' Equity

Liabilities:
    Trade payables .................................................   $  1,590
    Income tax payable (Note 4) ....................................      1,207
                                                                       --------

                   Total liabilities ...............................      2,797
                                                                       --------

Shareholders'equity:
    Preferred stock , no par value; authorized 25,000,000 shares,
       issued and outstanding, -0- shares ..........................         --
    Common stock , no par value; authorized 25,000,000 shares,
       issued and outstanding, 5,000,000 shares ....................      9,919
    Additional paid-in capital .....................................     25,123
    Retained deficit ...............................................    (29,545)
                                                                       --------

                   Total shareholders' equity ......................      5,497
                                                                       --------

                   Total liabilities and shareholders' equity ......   $  8,294
                                                                       ========




                 See accompanying notes to financial statements

                        MONET ENTERTAINMENT GROUP, LTD.
                            Statements of Operations



                                                     Years Ended December 31,
                                                    ---------------------------
                                                        2002           2001
                                                    -----------     -----------

Costs and expenses:
    General and administrative expenses ........    $     1,590     $    25,123
                                                    -----------     -----------

              Total expenses ...................         (1,590)        (25,123)

Other income (loss):
    Miscellaneous income (Note 3) ..............          6,174              --
    Interest income ............................             44              --
    Impairment loss (Note 1) ...................         (5,000)             --
                                                    -----------     -----------

              Loss before
                 income taxes ..................           (372)        (25,123)

Income tax provision (Note 4) ..................         (1,207)             --
                                                    -----------     -----------

              Net loss .........................    $    (1,579)    $   (25,123)
                                                    ===========     ===========

Basic and diluted loss per share ...............    $     (0.00)    $     (0.01)
                                                    ===========     ===========

Weighted average common shares outstanding .....      5,000,000       5,000,000
                                                    ===========     ===========





                 See accompanying notes to financial statements


                         MONET ENTERTAINMENT GROUP, LTD.
                  Statement of Changes in Shareholders' Equity




                                    Common Stock      Additional
                               ---------------------   paid-in      Retained
                                 Shares      Amount    capital      deficit       Total
                               ---------   ---------  ----------   ----------   ----------


Balance at January 1, 2001 .   5,000,000   $   9,919   $      --    $  (2,843)   $   7,076
Contributed capital (Note 2)          --          --      25,123           --       25,123
Net loss ...................          --          --                  (25,123)     (25,123)
                               ---------   ---------   ---------    ---------    ---------

Balance at December 31, 2001   5,000,000       9,919      25,123      (27,966)       7,076
Net loss ...................          --          --          --       (1,579)      (1,579)
                               ---------   ---------   ---------    ---------    ---------

Balance at December 31, 2002   5,000,000   $   9,919   $  25,123    $ (29,545)       5,497
                               =========   =========   =========    =========    =========






                 See accompanying notes to financial statements

                        MONET ENTERTAINMENT GROUP, LTD.
                            Statements of Cash Flows


                                                        Years Ended December 31,
                                                        -----------------------
                                                            2002        2001
                                                         ---------    ---------
Cash flows from operating activities:
    Net loss .........................................   $ (1,579)    $(25,123)
    Adjustments to reconcile net loss to net
      cash provided by operating activities:
        Contributed capital (Note 2) .................         --       25,123
        Impairment loss (Note 1) .....................      5,000           --
          Changes in operating liabilities:
            Trade and income tax payable .............      2,797           --
                                                         --------     --------

                Net cash provided by
                  operating activities ...............      6,218           --
                                                         --------     --------

                Net change in cash and
                  cash equivalents ...................      6,218           --

Cash and cash equivalents:
    Beginning of period ..............................      1,961        1,961
                                                         --------     --------

    End of period ....................................   $  8,179     $  1,961
                                                         ========     ========

Supplemental disclosure of cash flow information:
   Cash paid during the year for:
      Income taxes ...................................   $     --     $     --
                                                         ========     ========
      Interest .......................................   $     --     $     --
                                                        ========     ========




                 See accompanying notes to financial statements

                         MONET ENTERTAINMENT GROUP, LTD.
                          Notes to Financial Statements


(1)     Summary of Significant Accounting Policies

Organization and Basis of Presentation

Monet Entertainment Group, Ltd. (The "Company") was formed on September 20, 1996 in Colorado. The purpose of the Company was to engage in two pursuits within the entertainment industry which involve developing a unique "completion guarantee" to assure the completion of selected projects and developing a financing program for full length motion pictures. Until October 1, 2002, the Company had been in the development stage.

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

Cash and Cash Equivalents

The Company considers all highly liquid securities with original maturities of three months or less when acquired to be cash equivalents. Cash equivalents at December 31, 2002, were approximately $-0-.

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

During its initial operating period, the Company acquired an interest in a feature-length motion picture, tentatively entitled Salvation. This interest was conveyed by Mr. Stephen Replin, President and principal stockholder of the Company in exchange for 2,295,000 shares of common stock. Mr. Replin, in 1996, acquired a 25 percent interest in the film for $25,000. He conveyed 20 percent of his interest in the film to Monet, thereby providing the Company with a five percent ownership position. When Monet Entertainment acquired its interest in the film in 1996, the film was incomplete. As of December 31, 2002, the film has been completed for more than four years. Management continues efforts to sell the film outright to a distributor, however there are no prospects of a sale. An outright sale contemplates a fixed price agreement in which the sellers do not retain rights to share in the profits, if any, resulting from the distribution and promotion of the film. During the year ended December 31, 2002 management concluded that there is no longer a realistic possibility of selling the film in the foreseeable future and has elected to write off the cost of the investment. During the year ended December 31, 2002, an impairment loss of $5,000 was recorded and reflected in the accompanying financial statements. As of December 31, 2002, Monet retains its ownership interest in the film.

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

                         MONET ENTERTAINMENT GROUP, LTD.
                          Notes to Financial Statements



Revenue Recognition

Revenue from consulting services is recognized as the services are provided.

Financial Instruments and Concentration of Credit Risk

At December 31, 2002, the fair value of the Company's financial instruments approximate their carrying value based on their terms and interest rates.

Earnings (loss) per Common Share

The Company reports loss per share using a dual presentation of basic and diluted loss per share. Basic loss per share excludes the impact of common stock equivalents. Diluted loss per share utilizes the average market price per share when applying the treasury stock method in determining common stock equivalents. At December 31, 2002, there were no variances between the basic and diluted loss per share as there were no potentially dilutive securities outstanding.

(2)      Related Party Transaction

During the year ended December 31, 2001, Regatta Capital Ltd., a company owned by the president of the Company contributed $25,123, to pay for certain expenses on behalf of the Company. This amount is reflected in the accompanying financial statement as a credit to additional paid-in capital.

 (3)     Miscellaneous Income

During the years ended December 31, 2002 and 2001, the Company earned miscellaneous consulting fees for work unrelated to its principal business purpose. Miscellaneous income totaled $6,174 and $-0- for the years ended December 31, 2002 and 2001, respectively.

(4)      Income Taxes

Permanent and temporary differences between the recognition of certain expense items for income tax purposes and financial reporting purposes are as follows:


                                                              December 31,
                                                      --------------------------
                                                         2002            2001
                                                      ---------        ---------
Deficit per books ............................        $   (372)        $(25,123)
Permanent difference due to:
    Contributed capital ......................              --           25,123
Temporary differences due to:
    Impairment loss ..........................           5,000               --
    Accrued expenses .........................           1,590               --
                                                      --------         ---------

Income (loss) for tax purposes ...............        $  6,218         $     --
                                                      --------         ---------

    Current income tax expense:
      Federal ................................        $    919         $     --
      State ..................................             288               --
                                                      --------         ---------
        Total income tax expense .............        $  1,207         $     --
                                                      ========         =========

At December 31, 2002, the Company had no deferred tax asset or expense.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits


 3.1     Articles and Bylaws 1)
31.1     Sarbanes Oxley Section 302 Certification
31.2     Sarbanes Oxley Section 302 Certification
32.1     Sarbanes Oxley Section 906 Certification
32.2     Sarbanes Oxley Section 906 Certification



(1) Incorporated by reference, and as same exhibit number, from the Company's Registration Statement on Form 10-SB (Commission File Number 0-27609).

(b) The Company did not file any reports on Form 8-K during the quarter ending December 31, 2003.


                                   SIGNATURES


         In accordance with Section 13 or 15(a) of the Exchange Act, the Registrant has caused this Amended Report to be signed on its behalf by the undersigned, thereunto duly authorized on the 2nd day of March 2005.

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


Signature                                   Title                       Date
---------                                   -----                       ----

/s/ Stephen D Replin
-----------------------------
Stephen Replin                            Director               March 2, 2005