Form 10QSB/A
period 2003-09-30
MONET ENTERTAINMENT GROUP LTD
filed 2005-03-04
CIK 1029356

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

Explanatory Note on Amendment
This Amended Quarterly Report on Form 10QSB revises Item 1 Financial Statements to contain financial statements in compliance with Item 310 of Regulation SB.
Item 2 Plan of Operation is also revised.


ITEM 1. FINANCIAL STATEMENTS




                        MONET ENTERTAINMENT GROUP, LTD.
                    Index to Condensed Financial Statements
                                  (Unaudited)



                                                                           Page
                                                                          ------

Condensed Balance Sheet at September 30, 2003............................  F-2

Condensed Statements of Operations for the nine months ended
   September 30, 2003 and 2002 and three months ended
         September 30, 2003 and 2002.....................................  F-3

Condensed Statements of Cash Flows for the nine months ended
         September 30, 2003 and 2002.....................................  F-4

Notes to Condensed Financial Statements..................................  F-5

                        MONET ENTERTAINMENT GROUP, LTD.
                            Condensed Balance Sheet
                               September 30, 2003
                                  (Unaudited)




                                     Assets

Current assets:
    Cash ..........................................................    $  8,982
                                                                       --------

                   Total current assets ...........................       8,982

Other assets ......................................................         115
                                                                       --------

                   Total assets ...................................    $  9,097
                                                                       ========

                      Liabilities and Shareholders' Equity

Liabilities:
    Trade payables ................................................    $  1,590
    Due to related party (Note 2) .................................       3,370
                                                                       --------

                   Total liabilities ..............................       4,960
                                                                       --------

Shareholders'equity:
    Common stock ..................................................       9,919
    Additional paid-in capital ....................................      25,123
    Retained deficit ..............................................     (30,905)
                                                                       --------

                   Total shareholders' equity .....................       4,137
                                                                       --------

                   Total liabilities and shareholders' equity .....    $  9,097
                                                                       ========




            See accompanying notes to condensed financial statements
                                      F-2


                        MONET ENTERTAINMENT GROUP, LTD.
                       Condensed Statements of Operations
                                  (Unaudited)



                                                   Nine months ended            Three months ended
                                                      September 30                  September 30
                                             ---------------------------   --------------------------
                                                 2003            2002          2003          2002
                                             -----------    ------------   -----------    -----------
Costs and expenses:
   General and administrative expenses ...   $     3,470    $        --    $     1,773    $        --
                                             -----------    -----------    -----------    -----------

             Total expenses ..............        (3,470)            --         (1,773)            --

Other income (expense):
   Miscellaneous income ..................         2,050          5,403             --          2,903
   Interest income .......................            60             23             18             23
                                             -----------    -----------    -----------    -----------

             (Loss) income before
               income taxes ..............        (1,360)         5,426         (1,755)         2,926

   Income tax provision ..................            --           (500)            --             --
                                             -----------    -----------    -----------    -----------

             Net (loss) income ...........   $    (1,360)   $     4,926    $    (1,755)   $     2,926
                                             ===========    ===========    ===========    ===========

Basic and diluted (loss) income per share    $     (0.00)   $      0.00    $     (0.00)   $      0.00
                                             ===========    ===========    ===========    ===========

Weighted average common shares outstanding     5,000,000      5,000,000      5,000,000      5,000,000
                                             ===========    ===========    ===========    ===========






            See accompanying notes to condensed financial statements
                                      F-3

                        MONET ENTERTAINMENT GROUP, LTD.
                       Condensed Statements of Cash Flows
                                  (Unaudited)


                                                              Nine months ended
                                                                 September 30,
                                                            --------------------
                                                              2003         2002
                                                            -------      -------
Net cash (used in) provided by
    operating activities ..............................      (2,567)       5,426
                                                            -------      -------

Cash flows from financing activities:
    Proceeds from related party advances (Note 2) .....       3,370           --
                                                            -------      -------

Net cash provided by
    financing activities ..............................       3,370           --
                                                            -------      -------

                 Net change in cash and
                    cash equivalents ..................         803        5,426

    Cash, beginning of period .........................       8,179        1,961
                                                            -------      -------

    Cash, end of period ...............................     $ 8,982      $ 7,387
                                                            =======      =======


Supplemental disclosure of cash flow information:
  Cash paid during the year for:
      Income taxes ....................................     $ 1,207      $    --
                                                            =======      =======
      Interest ........................................     $    --      $    --
                                                            =======      =======





            See accompanying notes to condensed financial statements
                                      F-4

                         MONET ENTERTAINMENT GROUP, LTD.
                     Notes to Condensed Financial Statements
                                   (Unaudited)



Note 1:  Basis of presentation

The condensed financial statements presented herein have been prepared by the Company in accordance with the accounting policies in its Form 10-KSB with financial statements dated December 31, 2002, and should be read in conjunction with the notes thereto.

In management's opinion, all adjustments (consisting only of normal recurring adjustments) which are necessary to provide a fair presentation of operating results for the interim period presented have been made. The results of operations for the periods presented are not necessarily indicative of the results to be expected for the year.

Financial data presented herein are unaudited.

Note 2:  Related Party Transaction

During the nine months ended September 30, 2003, Regatta Capital Ltd., a company owned by the president of the Company, paid for certain expenses on behalf of the Company. At September 30, 2003, the Company was indebted in the amount of $3,370 to Regatta Capital Ltd.

Note 3:  Income taxes

The Company records income taxes in accordance with SFAS No. 109, "Accounting for Income Taxes". The Company has incurred net operating losses of $1,360 during the nine months ended September 30, 2003 resulting in a deferred tax asset, which was fully allowed for; therefore, the net benefit and expense resulted in $-0- income taxes during the nine months ended September 30, 2003.

During the nine months ended September 30, 2002, the Company had no deferred tax asset, resulting in income tax expense of $500.

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