Form 10KSB/A
period 2003-12-31
MONET ENTERTAINMENT GROUP LTD
filed 2005-03-04
CIK 1029356

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

                                  Common Stock
                                  ------------
                                (Title of Class)

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

Related Party Transactions

During the year ended December 31, 2003, Regatta Capital Ltd., a company owned by the president of the Company, advanced $4,510 to the Company, to pay for certain expenses. At December 31, 2003, the Company is indebted in the amount of $4,510 to Regatta Capital, Ltd.

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


                              Financial Statements

                                December 31, 2003

                  (with Report of Independent Auditors Thereon)

                        MONET ENTERTAINMENT GROUP, LTD.
                         Index to Financial Statements





                                                                         Page
                                                                        ------



Report of Independent Auditors.........................................  F-2

Balance Sheet at December 31, 2003.....................................  F-3

Statements of Operations for the years ended
     December 31, 2003 and 2002........................................  F-4

Statement of Changes in Shareholders' Equity for the period from
     January 1, 2002 through December 31, 2003.........................  F-5

Statements of Cash Flows for the years ended
     December 31, 2003 and 2002........................................  F-6

Notes to Financial Statements..........................................  F-7

                         Report of Independent Auditors


The Board of Directors
Monet Entertainment Group, Ltd.:


We have audited the accompanying balance sheet of Monet Entertainment Group, Ltd. as of December 31, 2003, and the related statements of operations, changes in shareholders' equity, and cash flows for years ended December 31, 2003 and 2002. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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





Cordovano and Honeck, LLP
Denver, Colorado
February 16, 2005

                        MONET ENTERTAINMENT GROUP, LTD.
                                 Balance Sheet
                               December 31, 2003




                                     Assets

Cash ...............................................................   $  9,000
                                                                       --------

                   Total assets ....................................   $  9,000
                                                                       ========

                      Liabilities and Shareholders' Equity

Liabilities:
    Due to related party (Note 2) ..................................   $  4,510
                                                                       --------

                   Total liabilities ...............................      4,510
                                                                       --------

Shareholders' equity:
    Preferred stock , no par value; authorized 25,000,000 shares,
       issued and outstanding, -0- shares ..........................         --
    Common stock , no par value; authorized 25,000,000 shares,
       issued and outstanding, 5,000,000 shares ....................      9,919
    Additional paid-in capital .....................................     25,123
    Retained deficit ...............................................    (30,552)
                                                                       --------

                   Total shareholders' equity ......................      4,490
                                                                       --------

                   Total liabilities and shareholders' equity ......   $  9,000
                                                                       ========




                 See accompanying notes to financial statements

                        MONET ENTERTAINMENT GROUP, LTD.
                            Statements of Operations


                                                      Years Ended December 31,
                                                    ----------------------------
                                                        2003               2002
                                                    -----------     ------------

Costs and expenses:
    General and administrative expenses ........    $     3,020     $     1,590
                                                    -----------     -----------

               Total expenses ..................         (3,020)         (1,590)

Other income (expense):
    Miscellaneous income (Note 3) ..............          2,051           6,174
    Interest income ............................             77              44
    Impairment loss (Note 1) ...................           (115)         (5,000)
                                                    -----------     -----------

               Loss before
                 income taxes ..................         (1,007)           (372)

    Income tax provision (Note 4) ..............             --          (1,207)
                                                    -----------     -----------

               Net loss ........................    $    (1,007)    $    (1,579)
                                                    ===========     ===========

Basic and diluted loss per share ...............    $     (0.00)    $     (0.00)
                                                    ===========     ===========

Weighted average common shares outstanding .....      5,000,000       5,000,000
                                                    ===========     ===========





                 See accompanying notes to financial statements


                        MONET ENTERTAINMENT GROUP, LTD.
                  Statement of Changes in Shareholders' Equity




                                    Common Stock       Additional
                               ---------------------    paid-in     Retained
                                 Shares      Amount     capital     Deficit      Total
                               ---------   ---------   ---------   ---------    ---------

Balance at January 1, 2002 .   5,000,000   $   9,919   $  25,123   $ (27,966)   $   7,076
Net loss ...................          --          --          --      (1,579)      (1,579)
                               ---------   ---------   ---------   ---------    ---------

Balance at December 31, 2002   5,000,000       9,919      25,123     (29,545)       5,497
Net loss ...................          --          --          --      (1,007)      (1,007)
                               ---------   ---------   ---------   ---------    ---------

Balance at December 31, 2003   5,000,000   $   9,919   $  25,123   $ (30,552)   $   4,490
                               =========   =========   =========   =========    =========





                 See accompanying notes to financial statements

                        MONET ENTERTAINMENT GROUP, LTD.
                            Statements of Cash Flows



                                                        Years Ended December 31,
                                                        -----------------------
                                                           2003        2002
                                                        --------     --------
Cash flows from operating activities:
    Net loss .........................................  $(1,007)     $(1,579)
    Adjustments to reconcile net loss to net
      cash provided by operating activities:
        Impairment loss (Note 1) .....................      115        5,000
        Changes in operating liabilities:
             Accounts payable ........................   (2,797)       2,797
                                                        -------      -------

                 Net cash (used in) provided by
                    operating activities .............   (3,689)       6,218
                                                        -------      -------

Cash flows from financing activities:
    Proceeds from related party advances (Note 2) ....    4,510           --
                                                        -------      -------

                 Net cash provided by
                    financing activities .............    4,510           --
                                                        -------      -------

                 Net change in cash and
                    cash equivalents .................      821        6,218

Cash and cash equivalents:
    Beginning of period ..............................    8,179        1,961
                                                        -------      -------

    End of period ....................................  $ 9,000      $ 8,179
                                                        =======      =======

Supplemental disclosure of cash flow information:
   Cash paid during the year for:
      Income taxes ...................................  $ 1,207      $    --
                                                        =======      =======
      Interest .......................................  $    --      $    --
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

During its initial operating period, the Company acquired an interest in a feature-length motion picture, tentatively entitled Salvation. This interest was conveyed by Mr. Stephen Replin, President and principal stockholder of the Company in exchange for 2,295,000 shares of common stock. Mr. Replin, in 1996, acquired a 25 percent interest in the film for $25,000. He conveyed 20 percent of his interest in the film to Monet, thereby providing the Company with a five percent ownership position. When Monet Entertainment acquired its interest in the film in 1996, the film was incomplete. The film was subsequently completed in 2001. Management continued efforts to sell the film outright to a distributor until 2002 when management concluded that there is no longer a realistic possibility of selling the film in the foreseeable future and has elected to write off the cost of the investment. During the year ended December 31, 2002, an impairment loss of $5,000 was recorded and

                         MONET ENTERTAINMENT GROUP, LTD.
                          Notes to Financial Statements



reflected in the accompanying financial statements. As of December 31, 2003, Monet retains its ownership interest in the film.

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

 (2)     Related Party Transactions

During the year ended December 31, 2003, Regatta Capital Ltd., a company owned by the president of the Company, advanced $4,510 to the Company, to pay for certain expenses. At December 31, 2003, the Company is indebted in the amount of $4,510 to Regatta Capital, Ltd.

(3)      Miscellaneous Income

During the years ended December 31, 2003 and 2002, the Company earned miscellaneous consulting fees for work unrelated to its principal business purpose. Miscellaneous income totaled $2,051 and $6,174 for the years ended December 31, 2003 and 2002, respectively.

(4)      Income Taxes

Temporary differences between the recognition of certain expense items for income tax purposes and financial reporting purposes are as follows:


                                                              December 31,
                                                       -------------------------
                                                          2003            2002
                                                       ---------       ---------
Loss before income taxes per books .............        $(1,007)        $  (372)
Temporary differences due to:
    Impairment loss ............................             --           5,000
    Accrued expenses ...........................             --           1,590
                                                        -------         -------

Income for tax purposes ........................        $(1,007)        $ 6,218
                                                        -------         -------

    Current income tax expense:
      Federal ..................................        $    --         $   919
      State ....................................             --             288
                                                        -------         -------
        Total income tax expense ...............        $    --         $ 1,207
                                                        =======         =======

                         MONET ENTERTAINMENT GROUP, LTD.
                          Notes to Financial Statements




At December 31, 2003, the Company has a net operating loss carryforward for federal income tax purposes of approximately $1,007, which was fully allowed for in the valuation allowance of $1,007. The valuation allowance offsets the net deferred tax asset for which there is no assurance of recovery. The change in the valuation allowance for the year ended December 31, 2003 was $1,007. Due to the uncertainty of the ultimate utilization of the net operating loss carryforward, no tax benefit for losses has been provided by the Company in the accompanying financial statements. The net operating loss carryforward will expire through the year 2023.

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