Form 10QSB/A
period 2004-03-31
MONET ENTERTAINMENT GROUP LTD
filed 2005-03-04
CIK 1029356

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




                                                                         Page
                                                                         ----

Condensed Balance Sheet at March 31, 2004............................... F-2

Condensed Statements of Operations for the three months ended
     March 31, 2004 and 2003............................................ F-3

Condensed Statements of Cash Flows for the three months ended
     March 31, 2004 and 2003............................................ F-4

Notes to Condensed Financial Statements................................. F-5

                        MONET ENTERTAINMENT GROUP, LTD.
                             Condensed Balance Sheet
                                 March 31, 2004
                                  (Unaudited)



                                     Assets
Cash ..............................................................    $  9,017
                                                                       --------

                   Total assets ...................................    $  9,017
                                                                       ========

                      Liabilities and Shareholders' Equity

Liabilities:
    Due to related party (Note 2) .................................    $  6,710
                                                                       --------

                   Total liabilities ..............................       6,710
                                                                       --------

Shareholders' equity:
    Common stock ..................................................       9,919
    Additional paid-in capital ....................................      25,123
    Retained deficit ..............................................     (32,735)
                                                                       --------

                   Total shareholders' equity .....................       2,307
                                                                       --------

                   Total liabilities and shareholders' equity .....    $  9,017
                                                                       ========






            See accompanying notes to condensed financial statements

                        MONET ENTERTAINMENT GROUP, LTD.
                       Condensed Statements of Operations
                                  (Unaudited)


                                                        Three months ended
                                                             March 31,
                                                    ---------------------------
                                                        2004            2003
                                                    -----------     -----------

Costs and expenses:
    General and administrative expenses ........    $     2,200     $     1,000
                                                    -----------     -----------

               Total expenses ..................         (2,200)         (1,000)

Other income (expense):
    Miscellaneous income .......................             --           2,050
    Interest income ............................             17              22
                                                    -----------     -----------

               (Loss) income before
                 income taxes ..................         (2,183)          1,072

    Income tax provision .......................             --            (322)
                                                    -----------     -----------

               Net (loss) income ...............    $    (2,183)    $       750
                                                    ===========     ===========

Basic and diluted (loss) income per share ......    $     (0.00)    $      0.00
                                                    ===========     ===========

Weighted average common shares outstanding .....      5,000,000       5,000,000
                                                    ===========     ===========




            See accompanying notes to condensed financial statements
                                      F-3

                        MONET ENTERTAINMENT GROUP, LTD.
                       Condensed Statements of Cash Flows
                                  (Unaudited)



                                                              Three months ended
                                                                    March 31,
                                                             -------------------
                                                               2004        2003
                                                             -------     -------
Net cash (used in) provided by
    operating activities ................................     (2,183)      2,072
                                                             -------     -------

    Cash flows from financing activities:
      Proceeds from related party advances (Note 2) .....      2,200          --
                                                             -------     -------

Net cash provided by
    financing activities ................................      2,200          --
                                                             -------     -------

                 Net change in cash and
                    cash equivalents ....................         17       2,072

    Cash, beginning of period ...........................      9,000       8,179
                                                             -------     -------

    Cash, end of period .................................    $ 9,017     $10,251
                                                             =======     =======

Supplemental disclosure of cash flow information:
   Cash paid during the year for:
      Income taxes ......................................    $    --     $    --
                                                             =======     =======
      Interest ..........................................    $    --     $    --
                                                             =======     =======



            See accompanying notes to condensed financial statements
                                      F-4

                         MONET ENTERTAINMENT GROUP, LTD.
                     Notes to Condensed Financial Statements
                                   (Unaudited)



Note 1:  Basis of presentation

The condensed financial statements presented herein have been prepared by the Company in accordance with the accounting policies in its Form 10-KSB with financial statements dated December 31, 2003, and should be read in conjunction with the notes thereto.

In management's opinion, all adjustments (consisting only of normal recurring adjustments) which are necessary to provide a fair presentation of operating results for the interim period presented have been made. The results of operations for the periods presented are not necessarily indicative of the results to be expected for the year.

Financial data presented herein are unaudited.

Note 2:  Related Party Transaction

During the three months ended March 31, 2004, Regatta Capital Ltd., a company owned by the president of the Company, paid for certain expenses on behalf of the Company. At March 31, 2004, the Company is indebted in the amount of $6,710 to Regatta Capital Ltd.

Note 3:  Income taxes

The Company records income taxes in accordance with SFAS No. 109, "Accounting for Income Taxes". The Company has incurred net operating losses of $2,183 during the three months ended March 31, 2004 resulting in a deferred tax asset, which was fully allowed for; therefore, the net benefit and expense resulted in $-0- income taxes.

During the three months ended March 31, 2003, the Company had no deferred tax asset, resulting in income tax expense of $322.

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

During the three months ended March 31, 2004, Regatta Capital Ltd., a company owned by the president of the Company, paid for certain expenses on behalf of the Company. At March 31, 2004, the Company is indebted in the amount of $6,710 to Regatta Capital Ltd.


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

     31.2 Sarbanes Oxley Section 302 Certification

     32.1 Sarbanes Oxley Section 906 Certification

     32.2 Sarbanes Oxley Section 906 Certification



(1) Incorporated by reference, and as same exhibit number, from the Company's Registration Statement on Form 10-SB (Commission File Number 0-27609).


     (B) Reports on Form 8-K

     The Company did not file any reports on Form 8-K during the quarter ended March 31, 2004.



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