Form 10QSB/A
period 2004-06-30
MONET ENTERTAINMENT GROUP LTD
filed 2005-03-04
CIK 1029356

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

As of August 14, 2004 the Company had 5,000,000 shares of Common Stock issued and outstanding.

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





                                                                          Page
                                                                          ----

Condensed Balance Sheet at June 30, 2004 ..............................    F-2

Condensed Statements of Operations for the six months ended
     June 30, 2004 and 2003 and three months ended
         June 30, 2004 and 2003........................................    F-3

Condensed Statements of Cash Flows for the six months ended
         June 30, 2004 and 2003........................................    F-4

Notes to Condensed Financial Statements................................    F-5

                        MONET ENTERTAINMENT GROUP, LTD.
                            Condensed Balance Sheet
                                 June 30, 2004
                                  (Unaudited)


                                     Assets

Cash ..............................................................    $  9,035
                                                                       --------

                   Total assets ...................................    $  9,035
                                                                       ========

                      Liabilities and Shareholders' Equity

Liabilities:
    Due to related party (Note 2) .................................    $  6,710
                                                                       --------

                   Total liabilities ..............................       6,710
                                                                       --------

Shareholders' equity:
    Common stock ..................................................       9,919
    Additional paid-in capital ....................................      25,123
    Retained deficit ..............................................     (32,717)
                                                                       --------

                   Total shareholders' equity .....................       2,325
                                                                       --------

                   Total liabilities and shareholders' equity .....    $  9,035
                                                                       ========





            See accompanying notes to condensed financial statements
                                      F-2




                        MONET ENTERTAINMENT GROUP, LTD.
                       Condensed Statements of Operations
                                  (Unaudited)


                                                   Six months ended           Three months ended
                                                       June 30,                     June 30,
                                             --------------------------    -------------------------
                                                 2004            2003          2004         2003
                                             -----------    -----------    -----------   -----------
Costs and expenses:
   General and administrative expenses ...   $     2,200    $     1,697    $        --   $       697
                                             -----------    -----------    -----------   -----------

             Total expenses ..............        (2,200)        (1,697)            --          (697)

Other income:
   Miscellaneous income ..................            --          2,050             --            --
   Interest income .......................            35             42             18            20
                                             -----------    -----------    -----------   -----------

             (Loss) income before
               income taxes ..............        (2,165)           395             18          (677)

   Income tax provision ..................            --             --             --            --
                                             -----------    -----------    -----------   -----------

             Net (loss) income ...........   $    (2,165)   $       395    $        18   $      (677)
                                             ===========    ===========    ===========   ===========

Basic and diluted (loss) income per share    $     (0.00)   $      0.00    $      0.00   $     (0.00)
                                             ===========    ===========    ===========   ===========

Weighted average common shares outstanding     5,000,000      5,000,000      5,000,000     5,000,000
                                             ===========    ===========    ===========   ===========





            See accompanying notes to condensed financial statements
                                      F-3

                        MONET ENTERTAINMENT GROUP, LTD.
                       Condensed Statements of Cash Flows
                                  (Unaudited)


                                                              Six months ended
                                                                  June 30,
                                                            -------------------
                                                              2004        2003
                                                            -------     -------
Net cash used in
    operating activities ...............................     (2,165)       (812)
                                                            -------     -------

    Cash flows from financing activities:
      Proceeds from related party advances (Note 2) ....      2,200       1,600
                                                            -------     -------

Net cash provided by
    financing activities ...............................      2,200       1,600
                                                            -------     -------

                 Net change in cash and
                    cash equivalents ...................         35         788

    Cash, beginning of period ..........................      9,000       8,179
                                                            -------     -------

    Cash, end of period ................................    $ 9,035     $ 8,967
                                                            =======     =======

Supplemental disclosure of cash flow information:
  Cash paid during the year for:
      Income taxes .....................................    $    --     $ 1,207
                                                            =======     =======
      Interest .........................................    $    --     $    --
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

Note 2:  Related Party Transaction

During the six months ended June 30, 2004, Regatta Capital Ltd., a company owned by the president of the Company, paid for certain expenses on behalf of the Company. At June 30, 2004, the Company was indebted in the amount of $6,710 to Regatta Capital Ltd.

Note 3:  Income taxes

The Company records income taxes in accordance with SFAS No. 109, "Accounting for Income Taxes". The Company has incurred net operating losses of $2,165 during the six months ended June 30, 2004 resulting in a deferred tax asset, which was fully allowed for; therefore, the net benefit and expense resulted in $-0- income taxes.

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

During the six months ended June 30, 2004, Regatta Capital Ltd., a company owned by the president of the Company, paid for certain expenses on behalf of the Company. At June 30, 2004, the Company is indebted in the amount of $6,710 to Regatta Capital Ltd.


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

     31.2 Sarbanes Oxley Section 302 Certification

     32.1 Sarbanes Oxley Section 906 Certification

     32.2 Sarbanes Oxley Section 906 Certification


(1) Incorporated by reference, and as same exhibit number, from the Company's Registration Statement on Form 10-SB (Commission File Number 0-27609).


     (B) Reports on Form 8-K

     The Company did not file any reports on Form 8-K during the quarter ended June 30, 2004.

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