Form 10QSB/A
period 2004-09-30
MONET ENTERTAINMENT GROUP LTD
filed 2005-03-04
CIK 1029356

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

As of November 14, 2004 the Company had 5,000,000 shares of Common Stock issued and outstanding.

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



                                                                          Page
                                                                         ------

Condensed Balance Sheet at September 30, 2004.........................    F-2

Condensed Statements of Operations for the nine months ended
    September 30, 2004 and 2003 and three months ended
         September 30, 2004 and 2003..................................    F-3

Condensed Statements of Cash Flows for the nine months ended
         September 30, 2004 and 2003..................................    F-4

Notes to Condensed Financial Statements...............................    F-5

                        MONET ENTERTAINMENT GROUP, LTD.
                            Condensed Balance Sheet
                               September 30, 2004
                                  (Unaudited)


                                     Assets

Cash ..............................................................    $  9,053
                                                                       --------

                   Total assets ...................................    $  9,053
                                                                       ========

                      Liabilities and Shareholders' Equity

Liabilities:
    Due to related party (Note 2) .................................    $  7,190
                                                                       --------

                   Total liabilities ..............................       7,190
                                                                       --------

Shareholders' equity:
    Common stock ..................................................       9,919
    Additional paid-in capital ....................................      25,123
    Retained deficit ..............................................     (33,179)
                                                                       --------

                   Total shareholders' equity .....................       1,863
                                                                       --------

                   Total liabilities and shareholders' equity .....    $  9,053
                                                                       ========




            See accompanying notes to condensed financial statements
                                      F-2


                        MONET ENTERTAINMENT GROUP, LTD.
                       Condensed Statements of Operations
                                  (Unaudited)



                                                  Nine months ended           Three months ended
                                                    September 30,                September 30,
                                             --------------------------    -------------------------
                                                 2004          2003           2004          2003
                                             -----------    -----------    -----------   -----------
Costs and expenses:
   General and administrative expenses ...   $     2,680    $     3,470    $        --   $     1,773
                                             -----------    -----------    -----------   -----------

             Total expenses ..............        (2,680)        (3,470)            --        (1,773)

Other income (expense):
   Miscellaneous income ..................            --          2,050             --            --
   Interest income .......................            53             60             18            18
                                             -----------    -----------    -----------   -----------

             (Loss) income before
               income taxes ..............        (2,627)        (1,360)            18        (1,755)

   Income tax provision ..................            --             --             --            --
                                             -----------    -----------    -----------   -----------

             Net (loss) income ...........   $    (2,627)   $    (1,360)   $        18   $    (1,755)
                                             ===========    ===========    ===========   ===========

Basic and diluted (loss) income per share    $     (0.00)   $     (0.00)   $      0.00   $     (0.00)
                                             ===========    ===========    ===========   ===========

Weighted average common shares outstanding     5,000,000      5,000,000      5,000,000     5,000,000
                                             ===========    ===========    ===========   ===========






            See accompanying notes to condensed financial statements
                                      F-3

                        MONET ENTERTAINMENT GROUP, LTD.
                       Condensed Statements of Cash Flows
                                  (Unaudited)


                                                             Nine months ended
                                                               September 30,
                                                           --------------------
                                                             2004         2003
                                                           -------      -------
Net cash used in
    operating activities .............................      (2,627)      (2,567)
                                                           -------      -------

Cash flows from financing activities:
    Proceeds from related party advances (Note 2) ....       2,680        3,370
                                                           -------      -------

Net cash provided by
    financing activities .............................       2,680        3,370
                                                           -------      -------

                 Net change in cash and
                    cash equivalents .................          53          803

    Cash, beginning of period ........................       9,000        8,179
                                                           -------      -------

    Cash, end of period ..............................     $ 9,053      $ 8,982
                                                           =======      =======

Supplemental disclosure of cash flow information:
  Cash paid during the year for:
      Income taxes ...................................     $    --      $ 1,207
                                                           =======      =======
      Interest .......................................     $    --      $    --
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

Note 2:  Related Party Transaction

During the nine months ended September 30, 2004, Regatta Capital Ltd., a company owned by the president of the Company, paid for certain expenses on behalf of the Company. At September 30, 2004, the Company was indebted in the amount of $7,190 to Regatta Capital Ltd.

Note 3:  Income taxes

The Company records income taxes in accordance with SFAS No. 109, "Accounting for Income Taxes". The Company has incurred net operating losses of $2,627 and $1,360 during the nine months ended September 30, 2004 and 2003, respectively resulting in a deferred tax asset, which was fully allowed for; therefore, the net benefit and expense resulted in $-0- income taxes during the nine months ended September 30, 2004 and 2003, respectively.

ITEM 2. PLAN OF OPERATION

Monet Entertainment Group, Ltd., (the "Company") was formed in 1996 in order to finance the production of low budget feature length motion pictures and a variety of other entertainment projects including documentaries, video recordings and musical recordings.

The Company, in consultation with its auditors has removed the "Development Stage" designation from its financial statements as of October 1, 2003 as the Company has been unable to commence operations as planned and has ceased to actively pursue its prior business plan.

The Company intends to maintain its corporate existence and continue filing its required reports pursuant to the Securities Exchange Act while it re-evaluates its motion pictures financing business plan and seeks out other business opportunities for the Company.

During the nine months ended September 30, 2004, Regatta Capital Ltd., a company owned by the president of the Company, paid for certain expenses on behalf of the Company. At September 30, 2004, the Company was indebted in the amount of $7,190 to Regatta Capital Ltd.


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

     31.2 Sarbanes Oxley Section 302 Certification

     32.1 Sarbanes Oxley Section 906 Certification

     32.2 Sarbanes Oxley Section 906 Certification



(1) Incorporated by reference, and as same exhibit number, from the Company's Registration Statement on Form 10-SB (Commission File Number 0-27609).


     (B) Reports on Form 8-K

     The Company did not file any reports on Form 8-K during the quarter ended September 30, 2004.


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