Form 10KSB
period 2004-12-31
MONET ENTERTAINMENT GROUP LTD
filed 2005-03-15
CIK 1029356

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB
(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2004

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
                                                            -----
The aggregate market value of the voting stock held by non-affiliates of the Company on March 3, 2005, was $0.00.

As of March 3, 2005 the Company had 5,000,000 issued and outstanding shares of common stock.

                                     Part I

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


Employees And Offices

As of March 3, 2005, the Company did not have any full time employees.


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


                                     Part II

Item 5. Market For Registrant's Common Equity And Related Stockholder Matters

As of March 3, 2005, there were approximately 1,300 beneficial owners of the Company's common stock. The Company's common stock has a trading symbol of MNEG and is listed on the NASD Over-The Counter Bulletin Board Market. There have been no reported bids or offers and no trades have been made.

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

                         MONET ENTERTAINMENT GROUP, LTD.


                              Financial Statements

                                December 31, 2004

                  (with Report of Independent Auditors Thereon)

                        MONET ENTERTAINMENT GROUP, LTD.
                         Index to Financial Statements






                                                                        Page
                                                                       ------

Report of Independent Auditors.......................................   F-2

Balance Sheet at December 31, 2004...................................   F-3

Statements of Operations for the years ended
     December 31, 2004 and 2003......................................   F-4

Statement of Changes in Shareholders' Deficit for the period from
     January 1, 2003 through December 31, 2004.......................   F-5

Statements of Cash Flows for the years ended
     December 31, 2004 and 2003......................................   F-6

Notes to Financial Statements ........................................  F-7

                         Report of Independent Auditors


The Board of Directors
Monet Entertainment Group, Ltd.:


We have audited the accompanying balance sheet of Monet Entertainment Group, Ltd. as of December 31, 2004, and the related statements of operations, changes in shareholders' deficit, and cash flows for years ended December 31, 2004 and 2003. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Monet Entertainment Group, Ltd. as of December 31, 2004, and the results of its operations and its cash flows for each of the years ended December 31, 2004 and 2003 in conformity with generally accepted accounting principles in the United States.





Cordovano and Honeck, LLP
Denver, Colorado
February 15, 2004

                        MONET ENTERTAINMENT GROUP, LTD.
                                 Balance Sheet
                               December 31, 2004



                                     Assets

Cash ...............................................................   $  7,112
                                                                       --------

                   Total assets ....................................   $  7,112
                                                                       ========

                     Liabilities and Shareholders' Deficit

Liabilities:
    Accounts payable:
       Trade creditors .............................................   $    700
       Due to related party (Note 2) ...............................      6,739
                                                                       --------

                   Total liabilities ...............................      7,439
                                                                       --------

Shareholders' deficit:
    Preferred stock , no par value; authorized 25,000,000 shares,
       issued and outstanding, -0- shares ..........................         --
    Common stock , no par value; authorized 25,000,000 shares,
       issued and outstanding, 5,000,000 shares ....................      9,919
    Additional paid-in capital .....................................     25,123
    Retained deficit ...............................................    (35,369)
                                                                       --------

                   Total shareholders' deficit .....................       (327)
                                                                       --------

                   Total liabilities and shareholders' deficit .....   $  7,112
                                                                       ========






                 See accompanying notes to financial statements

                        MONET ENTERTAINMENT GROUP, LTD.
                            Statements of Operations



                                                      Years Ended December 31,
                                                     --------------------------
                                                        2004            2003
                                                     ----------     -----------

Costs and expenses:
    General and administrative expenses ........    $     4,890     $     3,020
                                                    -----------     -----------

               Total expenses ..................         (4,890)         (3,020)

Other income (expense):
    Miscellaneous income (Note 3) ..............             --           2,051
    Interest income ............................             73              77
    Impairment loss (Note 1) ...................             --            (115)
                                                    -----------     -----------

               Loss before
                 income taxes ..................         (4,817)         (1,007)

    Income tax provision .......................             --              --
                                                    -----------     -----------

               Net loss ........................    $    (4,817)    $    (1,007)
                                                    ===========     ===========

Basic and diluted loss per share ...............    $     (0.00)    $     (0.00)
                                                    ===========     ===========

Weighted average common shares outstanding .....      5,000,000       5,000,000
                                                    ===========     ===========


                 See accompanying notes to financial statements
                                      F-4




                        MONET ENTERTAINMENT GROUP, LTD.
                 Statement of Changes in Shareholders' Deficit



                                    Common Stock       Additional
                               ---------------------    paid-in    Retained
                                 Shares     Amount      capital     deficit      Total
                               ---------   ---------   ---------   ---------    ---------
Balance at January 1, 2003 .   5,000,000   $   9,919   $  25,123   $ (29,545)   $   5,497
Net loss ...................          --          --          --      (1,007)      (1,007)
                               ---------   ---------   ---------   ---------    ---------

Balance at December 31, 2003   5,000,000       9,919      25,123     (30,552)       4,490
Net loss ...................          --          --          --      (4,817)      (4,817)
                               ---------   ---------   ---------   ---------    ---------

Balance at December 31, 2004   5,000,000   $   9,919   $  25,123   $ (35,369)   $    (327)
                               =========   =========   =========   =========    =========






                 See accompanying notes to financial statements
                                       F-5

                        MONET ENTERTAINMENT GROUP, LTD.
                            Statements of Cash Flows



                                                        Years Ended December 31,
                                                         ----------------------
                                                           2004         2003
                                                         --------     --------
Cash flows from operating activities:
    Net loss .........................................   $(4,817)     $(1,007)
    Adjustments to reconcile net loss to net
      cash provided by operating activities:
        Impairment loss (Note 1) .....................        --          115
        Changes in operating liabilities:
             Accounts payable ........................       700       (2,797)
                                                         -------      -------

                 Net cash used in
                    operating activities .............    (4,117)      (3,689)
                                                         -------      -------

Cash flows from financing activities:
    Proceeds from related party advances (Note 2) ....     4,190        4,510
    Payments to related party advances (Note 2) ......    (1,961)          --
                                                         -------      -------

                 Net cash provided by
                    financing activities .............     2,229        4,510
                                                         -------      -------

                 Net change in cash and
                    cash equivalents .................    (1,888)         821

Cash and cash equivalents:
    Beginning of period ..............................     9,000        8,179
                                                         -------      -------

    End of period ....................................   $ 7,112      $ 9,000
                                                         =======      =======

Supplemental disclosure of cash flow information:
   Cash paid during the year for:
      Income taxes ...................................   $    --      $ 1,207
                                                         =======      =======
      Interest .......................................   $    --      $    --
                                                         =======      =======




                 See accompanying notes to financial statements
                                       F-6

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

Cash and Cash Equivalents

The Company considers all highly liquid securities with original maturities of three months or less when acquired to be cash equivalents. Cash equivalents at December 31, 2004, were approximately $-0-.

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

Financial Instruments and Concentration of Credit Risk

At December 31, 2004, the fair value of the Company's financial instruments approximate their carrying value based on their terms and interest rates.

Earnings (loss) per Common Share

The Company reports loss per share using a dual presentation of basic and diluted loss per share. Basic loss per share excludes the impact of common stock equivalents. Diluted loss per share utilizes the average market price per share when applying the treasury stock method in determining common stock equivalents. At December 31, 2004, there were no variances between the basic and diluted loss per share as there were no potentially dilutive securities outstanding.

(2)     Related Party Transactions

During the years ended December 31, 2004 and 2003, Regatta Capital Ltd., a company owned by the president of the Company, advanced $4,190 and $4,510 to the Company to pay for certain expenses. A repayment of $1,961 was made during the year ended December 31, 2004. At December 31, 2004, the Company was indebted to Regatta Capital, Ltd in the amount of $6,739.

(3)      Miscellaneous Income

The Company earned miscellaneous consulting fees for work unrelated to its principal business purpose. Miscellaneous income totaled $-0- and $2,051 for the years ended December 31, 2004 and 2003, respectively.

(4)      Income Taxes

During the years ended December 31, 2004 and 2003, there were no temporary differences between the recognition of certain expense items for income tax purposes and financial reporting purposes.

A reconciliation of the U.S. statutory federal income tax rate to the effective tax rate is as follows:

                                                             December 31,
                                                     --------------------------
                                                         2004           2003
                                                     -----------    -----------
U.S. statutory federal rate ......................       15.00%         15.00%
State income tax rate ............................        3.94%          3.94%
Net operating loss for which no tax
   benefit is currently available ................    -18.94%        -18.94%
                                                     -----------    -----------
                                                          0.00%          0.00%
                                                     ===========    ==========-


At December 31, 2004, the Company has a net operating loss carryforward for federal income tax purposes of approximately $5,824, which was fully allowed for in the valuation allowance of $5,824. The valuation allowance offsets the net deferred tax asset for which there is no assurance of recovery. The change in the valuation allowance for the year ended December 31, 2004 was $4,817. Due to the uncertainty of the ultimate utilization of the net operating loss carryforward, no tax benefit for losses has been provided by the Company in the accompanying financial statements. The net operating loss carryforward will expire through the year 2024.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

On January 17, 2005, the Company dismissed Story & Company P.C., as its independent public accountant and retained Cordovano and Honeck, LLP, Certified Public Accountants as its independent public accountant. The Company's board of directors adopted the resolutions on January 17, 2005 dismissing Story & Company, P.C., and approving the selection of Cordovano and Honeck, LLP. Story & Company, P.C., Certified Public Accountants ("Story PC") had been engaged as the Company's principal independent accountants. Story PC reported that the Company's financial statements during the three-year period ended December 31, 2003 and any subsequent interim period through the date of dismissal did not contain an adverse opinion or disclaimer opinion, nor were such reports qualified or modified as to uncertainty, audit scope or accounting principles. During the three-year period ended December 31, 2003, and the subsequent interim periods through the date of dismissal, the Company did not have any disagreements with Story PC on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of Story PC would have caused it to make a reference to the subject matter of the disagreements in connection with its reports.

The Company provided Story PC with a copy of the disclosure contained herein and has requested that Story PC provide the Company with a letter addressed to the U.S. Securities and Exchange Commission stating whether or they agree with the disclosure. Story PC has provided such a letter, which was attached as an Exhibit to the Current Report on Form 8-K filed on or about February x, 2005. During the Company's two most recent fiscal years December 31, 2003 and 2002 and the subsequent interim period through the engagement of Cordovano and Honeck, LLP., the Company has not consulted with Cordovano and Honeck, LLP., regarding either the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on the Company's financial statements, or any matter that was the subject of a disagreement or reportable event as such terms are defined in Item 304 of Regulation S-B.


Item 8A. Controls and procedures

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


Item 8B  Other Information:       None


                                    Part III
Item 9. Directors, Executive Officers, Promoters and Control Persons, Compliance With Section 16(A) Of the Exchange Act

     Name                          Age          Position
     -----                         ---          --------
     Stephen D. Replin             56            President and a Director


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

Item 10. Executive Compensation

The following table on discloses all compensation received by the Company's President (the Company's Chief Executive Officer) during the three years ending December 31, 2004. During this three-year period no executive officer received annual salary and bonus payments from the Company in excess of $100,000.

                               Annual Compensation             Long Term Compensation
                           ---------------------------   ----------------------------------
                                                Other                 Securities               All
Name and                                       Annual    Restricted   Underlying               Other
Principal                                      Compen-     Stock       Options/      LTIP     Compen-
Position          Year     Salary    Bonus      sation     Awards        SARs       Payouts    sation
---------         ----     ------    -----     -------   ----------   ----------    -------   -------
Stephen Replin,   2004        --       --         --         --            --          --         --
President         2003        --       --         --         --            --          --         --
                  2002        --       --         --         --            --          --         --


Item 11. Security Ownership Of Certain Beneficial Owners And Management.

The following table shows the ownership of the Company's common stock by the Company's officers and directors and by those persons known by the Company to be the beneficial owners of more than 5% of the Company's common stock as of March 3, 2005. Unless otherwise indicated all shares are owned of record.

                                                          Percent
                                                           of
Name and Address                        Shares Owned      Class
---------------                         ------------      -------
Stephen D. Replin                       3,870,000(1)       77.4%
222 Milwaukee St.
Suite 304
Denver, CO 80206


Chester Cedars
222 Milwaukee St.                         270,000           5.4%
Suite 304
Denver, CO 80206

All Officers and Directors as
a Group (1 person )                     3,870,000          77.4%

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




(1) Incorporated by reference, and as same exhibit number, from the Company's Registration Statement on Form 10-SB (Commission File Number 0-27609).

(b) The Company did not file any reports on Form 8-K during the quarter ending December 31, 2004. However a Current Report on Form 8-K was filed on January 20, 2005 and amended on January 31, 2005 to report the change in the Company's auditors.


Item 14.  Principal Accountant Fees And Services

Cordovano and Honeck, LLP., Certified Public Accountants, are the Company's independent auditors to examine the financial statements of the Company for the fiscal year ending December 31, 2004 and 2003. Cordovano and Honeck, LLP., has performed the following services and has been paid the following fees for these fiscal years.

Audit Fees

Cordovano and Honeck, LLP., was paid aggregate fees of $2,750 for the fiscal year ended December 31, 2003 and $2,750 for the fiscal year ended December 31, 2002 for professional services rendered for the audit of the Company's annual financial statements and for the reviews of the financial statements included in Company's quarterly reports on Form 10QSB during these fiscal years.


Audit-Related Fees

Cordovano and Honeck, LLP., was not paid any additional fees for the fiscal years ended December 31, 2003 and December 31, 2002 for assurance and related services reasonably related to the performance of the audit or review of the Company's financial statements.

Tax Fees

Cordovano and Honeck, LLP., was not paid any fees for the fiscal years ended December 31, 2003 and December 31, 2002 for professional services rendered for tax compliance, tax advice and tax planning.

Other Fees
Cordovano and Honeck, LLP., was paid no other fees for professional services during the fiscal years ended December 31, 2003 and December 31, 2002.

                                   SIGNATURES


     In accordance with Section 13 or 15(a) of the Exchange Act, the Registrant has caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized on the 2nd day of March, 2005.

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