Form 10QSB
period 2005-03-31
MONET ENTERTAINMENT GROUP LTD
filed 2005-05-16
CIK 1029356

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-QSB

             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For the three month period end March 31, 2005

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

As of May 13, 2005 the Company had 5,000,000 shares of Common Stock issued and outstanding.

ITEM 1. FINANCIAL STATEMENTS


                        MONET ENTERTAINMENT GROUP, LTD.
                    Index to Condensed Financial Statements
                                  (Unaudited)


                                                                        Page
                                                                        ----

Condensed Balance Sheet at March 31, 2005.............................  F-2

Condensed Statements of Operations for the three months ended
     March 31, 2005 and 2004..........................................  F-3

Condensed Statements of Cash Flows for the three months ended
     March 31, 2005 and 2004..........................................  F-4

Notes to Condensed Financial Statements...............................  F-5

                       MONET ENTERTAINMENT GROUP, LTD.
                            Condensed Balance Sheet
                                 March 31, 2005
                                  (Unaudited)


                                     Assets

Cash ..............................................................    $  4,629
                                                                       --------

                   Total assets ...................................    $  4,629
                                                                       ========

                     Liabilities and Shareholders' Deficit

Liabilities:
    Accrued expenses ..............................................    $    350
    Due to related party (Note 2) .................................      15,200
                                                                       --------

                   Total liabilities ..............................      15,550
                                                                       --------

Shareholders'deficit:
    Common stock ..................................................       9,919
    Additional paid-in capital ....................................      25,123
    Retained deficit ..............................................     (45,963)
                                                                       --------

                   Total shareholders' deficit ....................     (10,921)
                                                                       --------

                   Total liabilities and shareholders' deficit ....    $  4,629
                                                                       ========



            See accompanying notes to condensed financial statements
                                      F-2

                        MONET ENTERTAINMENT GROUP, LTD.
                       Condensed Statements of Operations
                                  (Unaudited)

                                                          Three months ended
                                                               March 31,
                                                    ---------------------------
                                                        2005            2004
                                                    -----------     -----------

Costs and expenses:
    General and administrative expenses ........    $    10,611     $     1,000
                                                    -----------     -----------

               Total expenses ..................        (10,611)         (1,000)

Other income:
    Miscellaneous income .......................             --           2,050
    Interest income ............................             17              22
                                                    -----------     -----------

               (Loss) income before
                 income taxes ..................        (10,594)          1,072

    Income tax provision .......................             --            (322)
                                                    -----------     -----------

               Net (loss) income ...............    $   (10,594)    $       750
                                                    ===========     ===========

Basic and diluted (loss) income per share ......    $     (0.00)    $      0.00
                                                    ===========     ===========

Weighted average common shares outstanding .....      5,000,000       5,000,000
                                                    ===========     ===========





           See accompanying notes to condensed financial statements
                                      F-3

                        MONET ENTERTAINMENT GROUP, LTD.
                       Condensed Statements of Cash flows
                                  (Unaudited)

                                                             Three months ended
                                                                  March 31,
                                                           --------------------
                                                              2005       2004
                                                           --------    --------
Net cash used in
    operating activities ...............................   $(10,944)   $ (2,183)
                                                           --------    --------

    Cash flows from financing activities:
      Proceeds from related party advances (Note 2) ....      8,461       2,200
                                                           --------    --------

Net cash provided by
    financing activities ...............................      8,461       2,200
                                                           --------    --------

                 Net change in cash and
                    cash equivalents ...................     (2,483)         17

    Cash, beginning of period ..........................      7,112       9,000
                                                           --------    --------

    Cash, end of period ................................   $  4,629    $  9,017
                                                           ========    ========

Supplemental disclosure of cash flow information:
  Cash paid during the period for:
      Income taxes .....................................   $     --    $     --
                                                           ========    ========
      Interest .........................................   $     --    $     --
                                                           ========    ========




           See accompanying notes to condensed financial statements
                                      F-4

                         MONET ENTERTAINMENT GROUP, LTD.
                     Notes to Condensed Financial Statements
                                   (Unaudited)


Note 1:  Basis of presentation

The condensed financial statements presented herein have been prepared by the Company in accordance with the accounting policies in its Form 10-KSB with financial statements dated December 31, 2004, and should be read in conjunction with the notes thereto.

In management's opinion, all adjustments (consisting only of normal recurring adjustments) which are necessary to provide a fair presentation of operating results for the interim period presented have been made. The results of operations for the periods presented are not necessarily indicative of the results to be expected for the year.

Financial data presented herein are unaudited.

Note 2:  Related Party Transaction

During the three months ended March 31, 2005, Regatta Capital Ltd., a company owned by the president of the Company, paid for certain expenses on behalf of the Company totaling $8,461. At March 31, 2005, the Company is indebted in the amount of $15,200 to Regatta Capital Ltd.

Note 3:  Income taxes

The Company records income taxes in accordance with SFAS No. 109, "Accounting for Income Taxes". The Company has incurred net operating losses of $10,594 during the three months ended March 31, 2005 resulting in a deferred tax asset, which was fully allowed for; therefore, the net benefit and expense resulted in $-0- income taxes.

ITEM 2. Plan of Operation

Monet Entertainment Group, Ltd., (the "Company") was formed in 1996 in order to finance the production of low budget feature length motion pictures and a variety of other entertainment projects including documentaries, video recordings and musical recordings.

The Company, in consultation with its auditors removed the "Development Stage" designation from its financial statements as of October 1, 2002 as the Company has been unable to commence operations as planned and has ceased to actively pursue its prior business plan.

The Company intends to maintain its corporate existence and continue filing its required reports pursuant to the Securities Exchange Act while it re-evaluates its motion pictures financing business plan and seeks out other business opportunities for the Company.

During the three months ended March 31, 2004, Regatta Capital Ltd., a company owned by the president of the Company, paid for certain expenses on behalf of the Company in the amount of $8,461. At March 31, 2005, the Company is indebted in the amount of $15,200 to Regatta Capital Ltd.


Liquidity and Capital Resources

As of March 31, 2005, the Company had total assets of $4,629 in cash and total liabilities of $15,550. The Company incurred $10,611 in general and administrative expenses during the quarter ended March 31, 2005, primarily in legal and accounting professional fees in connection with its SEC filings. The Company will continue to rely upon loans from related parties for the foreseeable future.


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

     31.2 Sarbanes Oxley Section 302 Certification

     32.1 Sarbanes Oxley Section 906 Certification

     32.2 Sarbanes Oxley Section 906 Certification



(1) Incorporated by reference, and as same exhibit number, from the Company's Registration Statement on Form 10-SB (Commission File Number 0-27609).


     (B) Reports on Form 8-K

     The Company did not file any reports on Form 8-K during the quarter ended March 31, 2005.



                                   SIGNATURES

     In accordance with Section 13 or 15(a) of the Exchange Act, the Registrant has caused this Amended Report to be signed on its behalf by the undersigned, thereunto duly authorized on the 12th day of May 2005.

                         MONET ENTERTAINMENT GROUP, LTD.

                                           /s/ Stephen D. Replin
                                        -----------------------------
                                        Stephen D. Replin, President,
                                        Chief Executive Officer and
                                        Principal Financial Officer