Form 10KSB/A
period 2004-12-31
MONET ENTERTAINMENT GROUP LTD
filed 2005-08-03
CIK 1029356

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

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

The Company's revenues for the most recent fiscal year were $0.
                                                            ---
The aggregate market value of the voting stock held by non-affiliates of the Company on March 3, 2005, was $0.00.

As of March 3, 2004 the Company had 5,000,000 issued and outstanding shares of common stock.

EXPLANATORY NOTE ON AMENDMENT

This Amendment has been filed to revise Item 1 Description of Business, Item 7 Financial Statements and Item 13 Exhibits and Reports on Form 8-K to file newly dated Financial Statement Certifications.


ITEM 1. DESCRIPTION OF BUSINESS

Monet Entertainment Group, Ltd., (the "Company") was formed in 1996 in order to finance the production of low budget feature length motion pictures and a variety of other entertainment projects including documentaries, video recordings and musical recordings.

The Company, as a result of a routine regulatory review of its financial statements by the Securities and Exchange Commission, management has revised the accompanying financial statements to present the Company as a development stage enterprise in accordance with the standards of financial and reporting that apply to development stage enterprises.

ITEM 7. FINANCIAL STATEMENTS



                         MONET ENTERTAINMENT GROUP, LTD.
                          (A Development Stage Company)
                          Index to Financial Statements




                                                                            Page
                                                                            ----



Report of Independent Registered Public Accounting Firm....................  F-2

Balance Sheet at December 31, 2004.........................................  F-3

Statements of Operations for the years ended
     December 31, 2004 and 2003, and the period from
         September 20, 1996 (Inception) through December 31, 2004..........  F-4

Statement of Changes in Shareholders' Deficit for the period from
         September 20, 1996 (Inception) through December 31, 2004..........  F-5

Statements of Cash Flows for the years ended
     December 31, 2004 and 2003, and the period from
         September 20, 1996 (Inception) through December 31, 2004..........  F-6

Notes to Financial Statements..............................................  F-7

             Report of Independent Registered Public Accounting Firm


The Board of Directors
Monet Entertainment Group, Ltd.:


We have audited the accompanying balance sheet of Monet Entertainment Group, Ltd. (a Development Stage Company) as of December 31, 2004, and the related statements of operations, changes in shareholders' deficit, and cash flows for years ended December 31, 2004 and 2003, and for the period from September 20, 1996 (Inception) through December 31, 2004. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Monet Entertainment Group, Ltd. as of December 31, 2004, and the results of its operations and its cash flows for each of the years ended December 31, 2004 and 2003, and for the period from September 20, 1996 (Inception) through December 31, 2004 in conformity with generally accepted accounting principles in the United States.

As described in Note 6 to the financial statements, management has determined that the Company is in the development stage as a result of a regulatory review during the current year. Accordingly, the financial statements have been restated to present the disclosure required by development stage enterprises.



/s/ Cordovano and Honeck, LLP
-----------------------------
Cordovano and Honeck, LLP
Denver, Colorado
February 15, 2004, except as to Notes 1, 2, 5 and 6 which is July 26, 2005

                         MONET ENTERTAINMENT GROUP, LTD.
                          (A Development Stage Company)
                                  Balance Sheet
                                December 31, 2004



                                     Assets

Cash ...............................................................   $  7,112
                                                                       --------

                   Total assets ....................................   $  7,112
                                                                       ========

                     Liabilities and Shareholders' Deficit

Liabilities:
    Accounts payable:
       Trade creditors .............................................   $    700
       Due to related party (Note 2) ...............................      6,739
                                                                       --------

                   Total liabilities ...............................      7,439
                                                                       --------

Shareholders' deficit:
    Preferred stock , no par value; authorized 25,000,000 shares,
       issued and outstanding, -0- shares ..........................         --
    Common stock , no par value; authorized 25,000,000 shares,
       issued and outstanding, 5,000,000 shares ....................      9,919
    Additional paid-in capital .....................................     25,123
    Deficit accumulated during the development stage................    (35,369)
                                                                       --------

                   Total shareholders' deficit .....................       (327)
                                                                       --------

                   Total liabilities and shareholders' deficit .....   $  7,112
                                                                       ========






                 See accompanying notes to financial statements



                         MONET ENTERTAINMENT GROUP, LTD.
                          (A Development Stage Company)
                            Statements of Operations

                                                                                September 20,
                                                                                    1996
                                                                                 (Inception)
                                                                                   through
                                                      Years Ended December 31,   December 31,
                                                     --------------------------  ------------
                                                        2004            2003         2004
                                                     ----------     -----------  ------------
                                                                                  (Restated)
Costs and expenses:
    General and administrative expenses ........    $     4,890     $     3,020  $   (37,466)
                                                    -----------     -----------  ------------

               Total expenses ..................         (4,890)         (3,020)     (37,466)

Other income (expense):
    Miscellaneous income (Note 3) ..............             --           2,051        8,225
    Interest income ............................             73              77          194
    Impairment loss (Note 1) ...................             --            (115)      (5,115)
                                                    -----------     -----------  ------------

               Loss before
                 income taxes ..................         (4,817)         (1,007)     (34,162)

    Income tax provision .......................             --              --       (1,207)
                                                    -----------     -----------  ------------

               Net loss ........................    $    (4,817)    $    (1,007) $   (35,369)
                                                    ===========     ===========  ============

Basic and diluted loss per share ...............    $     (0.00)    $     (0.00)
                                                    ===========     ===========

Weighted average common shares outstanding .....      5,000,000       5,000,000
                                                    ===========     ===========


                 See accompanying notes to financial statements
                                      F-4


                         MONET ENTERTAINMENT GROUP, LTD.
                          (A Development Stage Company)
                  Statement of Changes in Shareholders' Deficit
                                   (Restated)

                                                                                                 Deficit
                                                                                               accumulated
                                                               Common Stock       Additional     during
                                                         -----------------------    paid-in    development
                                                           Shares        Amount     capital       stage         Total
                                                         ----------   ----------   ----------   ----------    ----------
Balance at September 20, 1996
    (Inception date) .................................           --   $       --   $       --   $       --    $       --
September 1996, shares issued in exchange
    for interest in motion picture at $0.002 per share    2,295,000        5,000           --           --         5,000
October 1996, shares issued in exchange
    for common stock of Energy Acquisition
       at $.0002 per share ...........................      500,000          115           --           --           115
December 1996, shares issued in exchange
    officer compensation at $0.002 per share .........    1,305,000        3,004           --           --         3,004
December 1996, sale of common stock
    at $0.002 per share ..............................      900,000        1,800           --           --         1,800
Net loss .............................................           --           --           --       (2,843)       (2,843)
                                                         ----------   ----------   ----------   ----------    ----------

Balance at December 31, 1996 .........................    5,000,000        9,919           --       (2,843)        7,076
                                                         ----------   ----------   ----------   ----------    ----------

Balance at December 31, 1997 .........................    5,000,000        9,919           --       (2,843)        7,076
                                                         ----------   ----------   ----------   ----------    ----------

Balance at December 31, 1998 .........................    5,000,000        9,919           --       (2,843)        7,076
                                                         ----------   ----------   ----------   ----------    ----------

Balance at December 31, 1999 .........................    5,000,000        9,919           --       (2,843)        7,076
                                                         ----------   ----------   ----------   ----------    ----------

Balance at December 31, 2000 .........................    5,000,000        9,919           --       (2,843)        7,076
                                                         ----------   ----------   ----------   ----------    ----------
Contributed capital (Note 2) .........................           --           --       25,123           --        25,123
Net loss .............................................           --           --           --      (25,123)      (25,123)
                                                         ----------   ----------   ----------   ----------    ----------

Balance at December 31, 2001 .........................    5,000,000        9,919       25,123      (27,966)        7,076
Net loss .............................................           --           --           --       (1,579)       (1,579)
                                                         ----------   ----------   ----------   ----------    ----------

Balance at December 31, 2002 .........................    5,000,000        9,919       25,123      (29,545)        5,497
Net loss .............................................           --           --           --       (1,007)       (1,007)
                                                         ----------   ----------   ----------   ----------    ----------

Balance at December 31, 2003 .........................    5,000,000        9,919       25,123      (30,552)        4,490
Net loss .............................................           --           --           --       (4,817)       (4,817)
                                                         ----------   ----------   ----------   ----------    ----------

Balance at December 31, 2004 .........................    5,000,000   $    9,919   $   25,123   $  (35,369)   $     (327)
                                                         ==========   ==========   ==========   ==========    ==========








                 See accompanying notes to financial statements
                                       F-5

                         MONET ENTERTAINMENT GROUP, LTD.
                          (A Development Stage Company)
                            Statements of Cash Flows

                                                                                 September 20,
                                                                                    1996
                                                                                 (Inception)
                                                                                   through
                                                        Years Ended December 31, December 31,
                                                        ------------------------ --------------
                                                             2004        2003        2004
                                                          ---------   ---------  --------------
                                                                                   (Restated)
Cash flows from operating activities:
    Net loss ..........................................   $ (4,817)   $ (1,007)   $   (35,369)
    Adjustments to reconcile net loss to net
      cash provided by operating activities:
        Contributed capital (Note 2) ..................         --          --         25,123
        Stock based compensation (Note 2) .............         --          --          3,004
        Impairment loss (Note 1) ......................         --         115          5,115
        Changes in operating liabilities:
            Accounts payable ..........................        700      (2,797)           700
                                                          --------    --------    -----------

                Net cash used in
                  operating activities ................     (4,117)     (3,689)        (1,427)
                                                          --------    --------    -----------

Cash flows from financing activities:
    Proceeds from related party advances (Note 2) .....      4,190       4,510          8,700
    Proceeds from sale of common stock (Note 2) .......         --          --          1,800
    Payments to related party advances (Note 2) .......     (1,961)         --         (1,961)
                                                          --------    --------    -----------

                Net cash provided by
                  financing activities ................      2,229       4,510          8,539
                                                          --------    --------    -----------

                Net change in cash and
                  cash equivalents ....................     (1,888)        821          7,112

Cash and cash equivalents:
    Beginning of period ...............................      9,000       8,179             --
                                                          --------    --------    -----------

    End of period .....................................   $  7,112    $  9,000    $     7,112
                                                          ========    ========    ===========

Supplemental disclosure of cash flow information:
  Cash paid during the year for:
      Income taxes ....................................   $     --    $  1,207    $     1,207
                                                          ========    ========    ===========
      Interest ........................................   $     --    $     --    $        --
                                                          ========    ========    ===========

    Noncash investing and financing transactions:
      Acquisition of interest in motion picture .......   $     --    $     --    $     5,000
                                                          ========    ========    ===========
      Investment in common shares of Energy Acquisition   $     --    $     --    $       115
                                                          ========    ========    ===========


                 See accompanying notes to financial statements
                                       F-6

                         MONET ENTERTAINMENT GROUP, LTD.
                          (A Development Stage Company)
                          Notes to Financial Statements


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

                         MONET ENTERTAINMENT GROUP, LTD.
                          (A Development Stage Company)
                          Notes to Financial Statements


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

During the year ended December 31, 2001, Regatta Capital Ltd., contributed $25,123, to pay for certain expenses on behalf of the Company. This amount is reflected in the accompanying financial statement as a credit to additional paid-in capital.

In 1996 three former officers of the Company each received 435,000 shares of common stock for services rendered valued at $0.002 per share. In 1998 and 1999 all of these shares were purchased by the president of the Company.

In October 1996, the Company issued 500,000 shares of common stock in exchange for 115,531 common shares of Energy Acquisition Companies, Inc. ("EAC"), a company under common control. The shares that the Company owns represents less that one percent of EAC's issued and outstanding common stock.

In 1996, the president of the Company purchased 25% interest in a feature-length motion picture for $25,000. In September 1996, the president conveyed a 5% interest in the film to the Company in exchange for 2,295,000 shares of common stock.

                         MONET ENTERTAINMENT GROUP, LTD.
                          (A Development Stage Company)
                          Notes to Financial Statements



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

A reconciliation of the U.S. statutory federal income tax rate to the effective tax rate is as follows:

                                                    December 31,,
                                             ---------------------------
                                                2004           2003
                                             ------------  -------------
U.S. statutory federal rate.................      15.00%         15.00%
State income tax rate.......................       3.94%          3.94%
Net operating loss for which no tax
   benefit is currently available...........     -18.94%        -18.94%
                                             ------------  -------------
                                                   0.00%          0.00%
                                             ============  =============


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

(5)  Capital Stock

In 1996, the Company sold 900,000 shares of its common stock to unrelated third parties. The shares were valued at $0.002 per share.

(6)  Change to Prior Financial Statements

As a result of a routine regulatory review of its financial statements by the Securities and Exchange Commission, management has revised the accompanying financial statements to present the Company as a development stage enterprise in accordance with Statement No. 7. Statement No. 7 specifies the standards of financial and reporting that apply to development stage enterprises.

The following statements have been revised to disclose that the accompanying financial statements are those of a development stage enterprise. Note 1 to the financial statements has been revised to describe the Company's development stage activities. In addition, the Company revised its financial statements to
1) Present in its balance sheet the descriptive caption "Deficit accumulated during the development stage" recording cumulative net losses; 2) Include cumulative amounts from its inception in the statements of operations and cash flows; 3) Present from inception the changes in shareholders' deficit; and 4) Present for each issuance, (a) the date and number of shares of stock issued for cash and other consideration, (b) the dollar amount per share assigned to the consideration received for shares of stock and (c) for each issuance involving noncash consideration, the nature of noncash consideration and the basis for assigning amounts.

                         MONET ENTERTAINMENT GROUP, LTD.
                          (A Development Stage Company)
                          Notes to Financial Statements


The Company revised its financial statements to add the disclosure required by Statement No. 7 and has not corrected any previously reported amounts or changed any previously reported disclosures.

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


                                   SIGNATURES


         In accordance with Section 13 or 15(a) of the Exchange Act, the Registrant has caused this Amended Report to be signed on its behalf by the undersigned, thereunto duly authorized on the 2nd day of August 2005.

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


Signature                         Title                       Date
---------                         -----                       ----

/s/ Stephen D Replin
---------------------
Stephen Replin                  Director               August 2, 2005