Form 10QSB
period 2005-06-30
MONET ENTERTAINMENT GROUP LTD
filed 2005-08-12
CIK 1029356

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-QSB

             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For the six month period end June 30, 2005

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

As of August 12, 2005 the Company had 5,000,000 shares of Common Stock issued and outstanding.

ITEM 1. FINANCIAL STATEMENTS

                        MONET ENTERTAINMENT GROUP, LTD.
                    Index to Condensed Financial Statements
                                  (Unaudited)




                                                                            Page
                                                                            ----

Condensed Balance Sheet at June 30, 2005 .................................   F-2

Condensed Statements of Operations for the three and six months ended
     June 30, 2005 and 2004 ..............................................   F-3

Condensed Statements of Cash Flows for the six months ended
     June 30, 2005 and 2004 ..............................................   F-4

Notes to Condensed Financial Statements ..................................   F-5

                        MONET ENTERTAINMENT GROUP, LTD.
                            Condensed Balance Sheet
                                 June 30, 2005
                                  (Unaudited)



                                     Assets
Cash ..............................................................    $  4,644
                                                                       --------

                   Total assets ...................................    $  4,644
                                                                       ========

                     Liabilities and Shareholders' Deficit

Liabilities:
    Accrued expenses ..............................................    $    350
    Due to related party (Note 2) .................................      16,750
                                                                       --------

                   Total liabilities ..............................      17,100
                                                                       --------

Shareholders' deficit:
    Common stock ..................................................       9,919
    Additional paid-in capital ....................................      25,123
    Retained deficit ..............................................     (47,498)
                                                                       --------

                   Total shareholders' deficit ....................     (12,456)
                                                                       --------

                   Total liabilities and shareholders' deficit ....    $  4,644
                                                                       ========





            See accompanying notes to condensed financial statements

                        MONET ENTERTAINMENT GROUP, LTD.
                       Condensed Statements of Operations
                                  (Unaudited)



                                                Three months ended            Six months ended
                                                     June 30,                     June 30,
                                             --------------------------   --------------------------
                                                2005            2004           2005         2004
                                             -----------    -----------   -----------   ------------
Costs and expenses:
   General and administrative expenses ...   $     1,550    $        --   $    12,161    $     1,000
                                             -----------    -----------   -----------    -----------

             Total expenses ..............        (1,550)            --       (12,161)        (1,000)

Other income:
   Miscellaneous income ..................            --             --            --          2,050
   Interest income .......................            15             18            32             22
                                             -----------    -----------   -----------    -----------

             (Loss) income before
               income taxes ..............        (1,535)            18       (12,129)         1,072

   Income tax provision ..................            --             --            --           (322)
                                             -----------    -----------   -----------    -----------

             Net (loss) income ...........   $    (1,535)   $        18   $   (12,129)   $       750
                                             ===========    ===========   ===========    ===========

Basic and diluted (loss) income per share    $     (0.00)   $      0.00   $     (0.00)   $      0.00
                                             ===========    ===========   ===========    ===========

Weighted average common shares outstanding     5,000,000      5,000,000     5,000,000      5,000,000
                                             ===========    ===========   ===========    ===========


            See accompanying notes to condensed financial statements

                        MONET ENTERTAINMENT GROUP, LTD.
                       Condensed Statements of Cash flows
                                  (Unaudited)

                                                              Six months ended
                                                                  June 30,
                                                           ---------------------
                                                             2005        2004
                                                           --------    ---------
Net cash used in
    operating activities ...............................   $(12,479)   $ (2,183)
                                                           --------    --------

    Cash flows from financing activities:
      Proceeds from related party advances (Note 2) ....     10,011       2,200
                                                           --------    --------

Net cash provided by
    financing activities ...............................     10,011       2,200
                                                           --------    --------

                 Net change in cash and
                    cash equivalents ...................     (2,468)         17

    Cash, beginning of period ..........................      7,112       9,000
                                                           --------    --------

    Cash, end of period ................................   $  4,644    $  9,017
                                                           ========    ========

Supplemental disclosure of cash flow information:
   Cash paid during the period for:
      Income taxes .....................................   $     --    $     --
                                                           ========    ========
      Interest .........................................   $     --    $     --
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

Note 2:  Related Party Transaction

During the six months ended June 30, 2005, Regatta Capital Ltd., a company owned by the president of the Company, paid for certain expenses on behalf of the Company totaling $10,011. At June 30, 2005, the Company is indebted in the amount of $16,750 to Regatta Capital Ltd.

Note 3:  Income taxes

The Company records income taxes in accordance with SFAS No. 109, "Accounting for Income Taxes". The Company has incurred net operating losses of $12,129 during the six months ended June 30, 2005 resulting in a deferred tax asset, which was fully allowed for; therefore, the net benefit and expense resulted in $-0- income taxes.

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

Regatta Capital Ltd., a company owned by the president of the Company has periodically paid for certain expenses on behalf of the Company. At June 30, 2005, the Company is indebted in the amount of $16,750 to Regatta Capital Ltd.


Liquidity and Capital Resources

As of June 30, 2005, the Company had total assets of $4,644 in cash and total liabilities of $17,100. The Company incurred $12,161 in general and administrative expenses during the six months ended June 30, 2005, primarily in legal and accounting professional fees in connection with its SEC filings. The Company will continue to rely upon loans from related parties for the foreseeable future.



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

As of the end of the period reported upon, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and the Company's Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on the foregoing, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective.

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



(1) Incorporated by reference, and as same exhibit number, from the Company's Registration Statement on Form 10-SB (Commission File Number 0-27609).


     (B) Reports on Form 8-K

     The Company did not file any reports on Form 8-K during the quarter ended June 30, 2005.


                                   SIGNATURES

     In accordance with Section 13 or 15(a) of the Exchange Act, the Registrant has caused this Amended Report to be signed on its behalf by the undersigned, thereunto duly authorized on the 12th day of August 2005.

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