Form 10QSB
period 2005-09-30
MONET ENTERTAINMENT GROUP LTD
filed 2005-11-14
CIK 1029356

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-QSB

             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For the nine month period end September 30, 2005

Commission File Number 0-27609

                         MONET ENTERTAINMENT GROUP, LTD.
                         -------------------------------
             (Exact name of registrant as specified in its charter)

         Colorado                                         84-1391993
----------------------------                        -------------------
(State or other jurisdiction of                      IRS Employer
 incorporation or organization)                     Identification No.)

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

                                    Yes  X    No
                                        ---      ---
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

                                    X  Yes      No
                                   ---     ---

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.

                                    Yes [ ]     No [ ]

APPLICABLE ONLY TO CORPORATE ISSUERS

As of November 11, 2005 the Company had 6,000,000 shares of Common Stock issued and outstanding.

ITEM 1. FINANCIAL STATEMENTS


                                                                           Page
                                                                         -------

Condensed Balance Sheet at September 30, 2005...........................   F-2

Condensed Statements of Operations for the three and nine months ended September 30, 2005 and 2004 and the period from
     September 20, 1996 (Inception) through September 30, 2005..........   F-3

Condensed Statements of Cash Flows for the nine months ended
     September 30, 2005 and 2004 and the period from
     September 20, 1996 (Inception) through September 30, 2005..........   F-4

Notes to Condensed Financial Statements.................................   F-5

                        MONET ENTERTAINMENT GROUP, LTD.
                         (A Development Stage Company)
                            Condensed Balance Sheet
                               September 30, 2005
                                  (Unaudited)

                                     Assets

Cash ..............................................................    $  4,660
                                                                       --------

                   Total assets ...................................    $  4,660
                                                                       ========

                     Liabilities and Shareholders' Deficit

                                  Liabilities:

    Due to related party (Note 2) .................................    $ 18,555
                                                                       --------

                   Total liabilities ..............................      18,555
                                                                       --------

Shareholders' deficit:
    Common stock ..................................................       9,919
    Additional paid-in capital ....................................      25,123
    Retained deficit ..............................................     (48,937)
                                                                       --------

                   Total shareholders' deficit ....................     (13,895)
                                                                       --------

                   Total liabilities and shareholders' deficit ....    $  4,660
                                                                       ========




            See accompanying notes to condensed financial statements
                                      F-2


                         MONET ENTERTAINMENT GROUP, LTD.
                         (A Development Stage Company)
                       Condensed Statements of Operations
                                  (Unaudited)


                                                                                                      September 20,
                                                                                                          1996
                                                Three months ended             Nine months ended      (Inception)
                                                   September 30,                 September 30,          through
                                             --------------------------   --------------------------  September 30,
                                                2005          2004            2005          2004          2005
                                             -----------   ------------   ------------    ----------- -------------
Costs and expenses:
   General and administrative expenses ...   $     1,455    $       480    $    13,616    $     2,680    $    51,082
                                             -----------    -----------    -----------    -----------    -----------

           Total expenses ................        (1,455)          (480)       (13,616)        (2,680)       (51,082)

Other income:
   Miscellaneous income ..................          --             --             --             --            8,225
   Interest income .......................            16             18             48             53            242
   Impairment loss .......................          --             --             --             --           (5,115)
                                             -----------    -----------    -----------    -----------    -----------

           (Loss) income before
             income taxes ................        (1,439)          (462)       (13,568)        (2,627)       (47,730)

   Income tax provision (Note 3) .........          --             --             --             --           (1,207)
                                             -----------    -----------    -----------    -----------    -----------

           Net (loss) income .............   $    (1,439)   $      (462)   $   (13,568)   $    (2,627)   $   (48,937)
                                             ===========    ===========    ===========    ===========    ===========

Basic and diluted (loss) income per share    $     (0.00)   $     (0.00)   $     (0.00)   $     (0.00)   $     (0.01)
                                             ===========    ===========    ===========    ===========    ===========

Weighted average common shares outstanding     5,000,000      5,000,000      5,000,000      5,000,000      5,000,000
                                             ===========    ===========    ===========    ===========    ===========




            See accompanying notes to condensed financial statements
                                      F-3

                         MONET ENTERTAINMENT GROUP, LTD.
                         (A Development Stage Company)
                       Condensed Statements of Cash Flows
                                  (Unaudited)


                                                                            September 20,
                                                                                1996
                                                        Nine months ended   (Inception)
                                                          September 30,       through
                                                      --------------------  September 30,
                                                        2005       2004         2005
                                                      ---------  ---------    ---------
Net cash used in
    operating activities ..........................   $(14,268)   $ (2,627)   $(15,695)
                                                      --------    --------    --------

    Cash flows from financing activities:
      Proceeds from related party advances (Note 2)     11,816       2,680      20,516
      Proceeds from sale of common stock ..........         --          --       1,800
      Payments to related party advances ..........         --          --      (1,961)

Net cash provided by
    financing activities ..........................     11,816       2,680      20,355
                                                      --------    --------    --------

                Net change in cash and
                  cash equivalents ................     (2,452)         53       4,660

    Cash, beginning of period .....................      7,112       9,000          --
                                                      --------    --------    --------

    Cash, end of period ...........................   $  4,660    $  9,053    $  4,660
                                                      ========    ========    ========

Supplemental disclosure of cash flow information:
   Cash paid during the period for:
      Income taxes ................................   $     --    $     --    $     --
                                                      ========    ========    ========
      Interest ....................................   $     --    $     --    $     --
                                                      ========    ========    ========



            See accompanying notes to condensed financial statements
                                      F-4

                         MONET ENTERTAINMENT GROUP, LTD.
                          (A Development Stage Company)
                     Notes to Condensed Financial Statements
                                   (Unaudited)



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

Note 2:  Related Party Transaction

During the nine months ended September 30, 2005, Regatta Capital Ltd., a company owned by the president of the Company, paid for certain expenses on behalf of the Company totaling $11,816. At September 30, 2005, the Company is indebted in the amount of $18,555 to Regatta Capital Ltd.

Note 3:  Income taxes

The Company records income taxes in accordance with SFAS No. 109, "Accounting for Income Taxes". The Company has incurred net operating losses of $13,895 during the nine months ended September 30, 2005 resulting in a deferred tax asset, which was fully allowed for; therefore, the net benefit and expense resulted in $-0- income taxes.

Note 4:  Subsequent events

On October 27, 2005, the Company issued 1,000,000 shares of its common stock to Regatta Capital Ltd., a Delaware corporation controlled by and beneficially owned by the Company's president, Stephen D. Replin. The shares were issued in consideration of repayment of all debt to Regatta Capital arising from its provision of working capital to the Registrant during the fiscal year ended December 31, 2004 and through October 27, 2005, at a value of $18,555.31 or $0.0185 per share. The 1,000,000 shares represent over 16% of the outstanding shares of common stock.

With respect to the issuance of the 1,000,000 shares of common stock, the Company relied on Section 4(2) of the Securities Act of 1933, as amended. No advertising or general solicitation was employed in offering the securities. The securities were offered to an accredited investor, who is a control person and existing shareholder of the Company who had access to all of the current public and material information available on the Company.

Following is the pro-forma effect on the condensed balance sheet, assuming the shares were issued for debt as of September 30, 2005:


          Total assets .................................         4,660
                                                                 -----

          Total liabilities ............................            --
                                                                 -----

          Total shareholders' deficit ..................         4,660
                                                                 -----

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

Regatta Capital Ltd., a company owned by the president of the Company has periodically paid for certain expenses on behalf of the Company. At September 30, 2005, the Company was indebted in the amount of $18,555 to Regatta Capital Ltd. However on October 27, 2005, the Company issued 1,000,000 shares of its common stock to Regatta Capital Ltd., in satisfaction of that debt.


Liquidity and Capital Resources

As of September 30, 2005, the Company had total assets of $4,660 in cash and total liabilities of $18,555 which were paid on October 27, 2005. The Company incurred $13,616 in general and administrative expenses during the nine months ended September 30, 2005, primarily in legal and accounting professional fees in connection with its SEC filings. The Company will continue to rely upon loans from related parties for the foreseeable future.


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



(1) Incorporated by reference, and as same exhibit number, from the Company's Registration Statement on Form 10-SB (Commission File Number 0-27609).


     (B) Reports on Form 8-K

     The Company filed no reports on Form 8-K during the quarter ended September 30, 2005. However a Current Report dated October 28, 2005 was filed.



                                   SIGNATURES

     In accordance with Section 13 or 15(a) of the Exchange Act, the Registrant has caused this Amended Report to be signed on its behalf by the undersigned, thereunto duly authorized on the 11th day of November 2005.

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