Form 10KSB
period 2005-12-31
MONET ENTERTAINMENT GROUP LTD
filed 2006-03-27
CIK 1029356

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB
(Mark One)

     [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the Fiscal Year Ended December 31, 2005

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

Indicate by check mark whether the registrant is a shell company (as defined in
Rule 12b-2 of the Exchange Act).  [X]  Yes   [ ] No

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

The Company's revenues for the most recent fiscal year were $0.
                                                            ---
The aggregate market value of the voting stock held by non-affiliates of the Company on March 20, 2006, was $0.00.

As of March 20, 2006 the Company had 6,000,000 issued and outstanding shares of common stock.

Item 1. Description of Business
        -----------------------

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

Employees And Offices
---------------------

As of March 20, 2006 the Company did not have any full time employees.

Item 2. Description Of Properties
        -------------------------

The Company's offices are located at 222 Milwaukee St., Suite 304, Denver, CO 80206 and its telephone number is (303) 329-3479.

Item 3. Legal Proceedings.
        ------------------

The Company is not party to any pending legal proceeding nor is any of its property the subject of any pending legal proceeding. The Company is not aware of any proceeding that a governmental authority is contemplating.

Item 4. Submission Of Matters To A Vote Of Security Holders.
        ----------------------------------------------------

         Not Applicable


                                     Part II

Item 5. Market For Registrant's Common Equity And Related Stockholder Matters
        ---------------------------------------------------------------------

As of March 20, 2006, there were approximately 1,300 beneficial owners of the Company's common stock. The Company's common stock has a trading symbol of MNEG and is listed on the NASD Over-The Counter Bulletin Board Market. There have been no reported bids or offers for each quarter within the last two fiscal years.

Common Stock
------------

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

Preferred Stock
---------------

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

Equity Compensation Plan Information
------------------------------------

The Company does not have any equity compensation plans in effect.


Item 6. Management's Discussion And Analysis Or Plan Of Operations
        ----------------------------------------------------------

Plan of Operation
-----------------

The Company intends to maintain its corporate existence and continue filing its required reports pursuant to the Securities Exchange Act and seek out other business opportunities for the Company, including but not limited to reorganization with a privately held business seeking to utilize the Company's status as registered under the Exchange Act and listed for trading on the NASD Over the Counter Bulletin Board Market.

As a shell company as defined by in Rule 12b-2 of the Exchange Act, the Company must file a Form 8-K Current report containing information similar to that of an Exchange Act Registration Statement on Form 10-SB for any reorganization whereby the Company will commence operations including a description of the transaction, the new business, its management, its financial statements and other information.

ITEM 7. FINANCIAL STATEMENTS


                                                                            Page
                                                                            ----

Report of Independent Registered Public Accounting Firm ..................   F-2

Balance Sheet at December 31, 2005 .......................................   F-3

Statements of Operations for the years ended
     December 31, 2005 and 2004, and the period from
         September 20, 1996 (Inception) through December 31, 2005 ........   F-4

Statement of Changes in Shareholders' Equity for the period from
         September 20, 1996 (Inception) through December 31, 2005 ........   F-5

Statements of Cash Flows for the years ended
     December 31, 2005 and 2004, and the period from
         September 20, 1996 (Inception) through December 31, 2005 ........   F-6

Notes to Financial Statements ............................................   F-7

             Report of Independent Registered Public Accounting Firm


The Board of Directors
Monet Entertainment Group, Ltd.:


We have audited the accompanying balance sheet of Monet Entertainment Group, Ltd. (a Development Stage Company) as of December 31, 2005, and the related statements of operations, changes in shareholders' equity, and cash flows for years ended December 31, 2005 and 2004, and for the period from September 20, 1996 (Inception) through December 31, 2005. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Monet Entertainment Group, Ltd. as of December 31, 2005, and the results of its operations and its cash flows for the years ended December 31, 2005 and 2004, and for the period from September 20, 1996 (Inception) through December 31, 2005 in conformity with generally accepted accounting principles in the United States.



/s/ Cordovano and Honeck, LLP
-----------------------------
Cordovano and Honeck, LLP
Denver, Colorado
January 26, 2006

                        MONET ENTERTAINMENT GROUP, LTD.
                         (A Development Stage Company)
                                 Balance Sheet
                               December 31, 2005





Assets
Cash ..............................................................   $   3,001
                                                                      ---------

               Total assets .......................................   $   3,001
                                                                      =========

                             Liabilities and Shareholders' Equity

Liabilities:
    Trade payables ................................................   $     320
                                                                      ---------

               Total liabilities ..................................         320
                                                                      ---------

Shareholders'equity:
    Preferred stock , no par value; authorized 25,000,000 shares,
      issued and outstanding, -0- shares ..........................          --
    Common stock , no par value; authorized 25,000,000 shares,
      issued and outstanding, 6,000,000 shares ....................      28,534
    Additional paid-in capital ....................................     106,186
    Deficit accumulated during the development stage ..............    (132,039)
                                                                      ---------

               Total shareholders' equity .........................       2,681
                                                                      ---------

               Total liabilities and shareholders' equity .........   $   3,001
                                                                      =========


                 See accompanying notes to financial statements


                        MONET ENTERTAINMENT GROUP, LTD.
                         (A Development Stage Company)
                            Statements of Operations


                                                                          September 20,
                                                                              1996
                                                                           (Inception)
                                                                             through
                                              Years Ended December 31,     December 31,
                                             --------------------------    -----------
                                                 2005           2004          2005
                                             -----------    -----------    -----------
Costs and expenses:
    Stock options expense (Note 5) .......   $    81,063    $        --    $    81,063
    General and administrative expenses ..        15,671          4,890         53,137
                                             -----------    -----------    -----------

              Total expenses .............       (96,734)        (4,890)      (134,200)

Other income (expense):
    Miscellaneous income (Note 3) ........            --             --          8,225
    Interest income ......................            64             73            258
    Impairment loss (Note 1) .............            --             --         (5,115)
                                             -----------    -----------    -----------

              Loss before
                income taxes .............       (96,670)        (4,817)      (130,832)

    Income tax provision (Note 3) ........            --             --         (1,207)
                                             -----------    -----------    -----------

              Net loss ...................   $   (96,670)   $    (4,817)   $  (132,039)
                                             ===========    ===========    ===========

Basic and diluted loss per share .........   $     (0.02)   $     (0.00)
                                             ===========    ===========

Weighted average common shares outstanding     5,076,923      5,000,000
                                             ===========    ===========





                 See accompanying notes to financial statements

                        MONET ENTERTAINMENT GROUP, LTD.
                         (A Development Stage Company)
                  Statement of Changes in Shareholders' Equity


                                                                                               Deficit
                                                                                             accumulated
                                                              Common Stock      Additional     during
                                                         ---------------------    paid-in    development
                                                           Shares      Amount     capital       stage        Total
                                                         ---------   ---------   ---------    ---------    ---------
Balance at September 20, 1996
    (Inception date) .................................          --   $      --   $      --   $      --    $      --
September 1996, shares issued in exchange
    for interest in motion picture at $0.002 per share   2,295,000       5,000          --          --        5,000
October 1996, shares issued in exchange
    for common stock of Energy Acquisition
       at $.0002 per share ...........................     500,000         115          --          --          115
December 1996, shares issued in exchange
    officer compensation at $0.002 per share .........   1,305,000       3,004          --          --        3,004
December 1996, sale of common stock
    at $0.002 per share ..............................     900,000       1,800          --          --        1,800
Net loss .............................................          --          --          --      (2,843)      (2,843)
                                                         ---------   ---------   ---------    ---------    ---------

Balance at December 31, 1996 .........................   5,000,000       9,919          --      (2,843)       7,076
                                                         ---------   ---------   ---------    ---------    ---------

Balance at December 31, 1997 .........................   5,000,000       9,919          --      (2,843)       7,076
                                                         ---------   ---------   ---------    ---------    ---------

Balance at December 31, 1998 .........................   5,000,000       9,919          --      (2,843)       7,076
                                                         ---------   ---------   ---------    ---------    ---------

Balance at December 31, 1999 .........................   5,000,000       9,919          --      (2,843)       7,076
                                                         ---------   ---------   ---------    ---------    ---------

Balance at December 31, 2000 .........................   5,000,000       9,919          --      (2,843)       7,076
                                                         ---------   ---------   ---------    ---------    ---------
Contributed capital (Note 2) .........................          --          --      25,123          --       25,123
Net loss .............................................          --          --          --     (25,123)     (25,123)
                                                         ---------   ---------   ---------    ---------    ---------

Balance at December 31, 2001 .........................   5,000,000       9,919      25,123     (27,966)       7,076
Net loss .............................................          --          --          --      (1,579)      (1,579)
                                                         ---------   ---------   ---------    ---------    ---------

Balance at December 31, 2002 .........................   5,000,000       9,919      25,123     (29,545)       5,497
Net loss .............................................          --          --          --      (1,007)      (1,007)
                                                         ---------   ---------   ---------    ---------    ---------

Balance at December 31, 2003 .........................   5,000,000       9,919      25,123     (30,552)       4,490
Net loss .............................................          --          --          --      (4,817)      (4,817)
                                                         ---------   ---------   ---------    ---------    ---------

Balance at December 31, 2004 .........................   5,000,000       9,919      25,123     (35,369)        (327)
October 2005, shares issued in exchange for payable
    at $0.0185  per share (Note 2) ...................   1,000,000      18,615          --          --       18,615
Stock options granted at November 15, 2005 (Note 5) ..          --          --      81,063          --       81,063
Net loss .............................................          --          --          --     (96,670)     (96,670)
                                                         ---------   ---------   ---------    ---------    ---------

Balance at December 31, 2005 .........................   6,000,000   $  28,534   $ 106,186    (132,039)   $   2,681
                                                         =========   =========   =========   =========    =========

                 See accompanying notes to financial statements

                        MONET ENTERTAINMENT GROUP, LTD.
                         (A Development Stage Company)
                            Statements of Cash Flows



                                                                                              September 20,
                                                                                                  1996
                                                                                               (Inception)
                                                                                                 through
                                                                     Years Ended December 31,  December 31,
                                                                     ------------------------  ------------
                                                                         2005         2004         2005
                                                                      ---------    ---------    ---------
Cash flows from operating activities:
    Net loss ......................................................   $ (96,670)   $  (4,817)   $(132,039)
    Adjustments to reconcile net loss to net
      cash provided by operating activities:
        Contributed capital (Note 2) ..............................          --           --       25,123
        Stock based compensation (Note 2) .........................          --           --        3,004
        Stock options expense (Note 5) ............................      81,063           --       81,063
        Impairment loss (Note 1) ..................................          --           --        5,115
          Changes in operating liabilities:
            Accounts payable ......................................        (380)         700          320
                                                                      ---------    ---------    ---------

                Net cash used in
                  operating activities ............................     (15,987)      (4,117)     (17,414)
                                                                      ---------    ---------    ---------

Cash flows from financing activities:
    Proceeds from related party advances (Note 2) .................      13,551        4,190       22,251
    Proceeds from sale of common stock (Note 2) ...................          --           --        1,800
    Payments to related party advances (Note 2) ...................      (1,675)      (1,961)      (3,636)
                                                                      ---------    ---------    ---------

                Net cash provided by
                  financing activities ............................      11,876        2,229       20,415
                                                                      ---------    ---------    ---------

                Net change in cash and
                  cash equivalents ................................      (4,111)      (1,888)       3,001

Cash and cash equivalents:
    Beginning of period ...........................................       7,112        9,000           --
                                                                      ---------    ---------    ---------

    End of period .................................................   $   3,001    $   7,112    $   3,001
                                                                      =========    =========    =========

Supplemental disclosure of cash flow information:
    Cash paid during the year for:
      Income taxes ................................................   $      --    $      --    $   1,207
                                                                      =========    =========    =========
      Interest ....................................................   $      --    $      --    $      --
                                                                      =========    =========    =========

    Noncash investing and financing transactions:
      Acquisition of interest in motion picture ...................   $      --    $      --    $   5,000
                                                                      =========    =========    =========
      Investment in common shares of Energy Acquisition ...........   $      --    $      --    $     115
                                                                      =========    =========    =========
      Shares issued in exchange for related party advances (Note 2)   $  18,615    $      --    $  18,615
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

As a result of a routine regulatory review of its financial statements by the Securities and Exchange Commission, management has determined that the Company is in the development stage. The accompanying financial statements were prepared in accordance with Statement No. 7.

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

Cash and Cash Equivalents

The Company considers all highly liquid securities with original maturities of three months or less when acquired to be cash equivalents. Cash equivalents at December 31, 2005, were approximately $-0-.

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

Financial Instruments and Concentration of Credit Risk

At December 31, 2005, the fair value of the Company's financial instruments approximate their carrying value based on their terms and interest rates.

Earnings (Loss) per Common Share

Basic earnings per share has been computed on the weighted average of common shares outstanding. Diluted earnings per share reflects the increase in weighted average common shares outstanding that would result from the assumed exercise of outstanding stock options and conversion of outstanding preferred shares. For the years ended December 31, 2005 and 2004, 2,000,000 and -0- shares, respectively, were excluded from the diluted earnings per share calculation, as these shares were anti-dilutive. Had these shares been included in the calculation, diluted weighted average shares outstanding would have increased to 5,128,205 for the year ended December 31, 2005.

Share-based Payments

In December 2004, the FASB issued Statement of Financial Accounting Standards No. 123R (FAS-123R), Share-Based Payment. This statement replaces FAS-123, Accounting for Stock-Based Compensation, supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and amends FAS-95, Statement of Cash Flows. FAS-123R requires companies to apply a fair-value-based measurement method in accounting for shared-based payment transactions with employees and to record compensation cost for all stock awards granted after the required effective date and to awards modified, repurchased, or cancelled after that date. The scope of FAS-123R encompasses a wide range of share-based compensation arrangements, including share options, restricted share plans, performance-based awards, share appreciation rights, and employee share purchase plans. Therefore, pro forma disclosure of the income statement effect is no longer an alternative to financial statement recognition. FAS-123R is effective as follows: (a) public entities (other than those filing as small business issuers) are required to apply FAS-123R as of the first interim or annual reporting period that begins after June 15, 2005; (b) public entities that file as small business issuers are required to apply FAS-123R in the first interim or annual reporting period that begins after December 15, 2005; and (c) nonpublic entities are required to apply FAS-123R as of the beginning of the first annual reporting period beginning after December 15, 2005.

                         MONET ENTERTAINMENT GROUP, LTD.
                          (A Development Stage Company)
                          Notes to Financial Statements


(2)     Related Party Transactions

During the years ended December 31, 2005 and 2004, Regatta Capital Ltd., a company owned by the president of the Company, advanced $13,551 and $4,190 to the Company to pay for certain expenses. At October 27, 2005, the Company issued 1,000,000 shares of restricted common stock to its affiliate in consideration of $18,615 repayment for advances owed, or $0.0185 per share. The Company paid the remaining liability of $1,675 in cash.

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

(3)      Income Taxes

A reconciliation of the U.S. statutory federal income tax rate to the effective tax rate is as follows:

                                                             December 31,
                                                        ---------------------
                                                           2005        2004
                                                        ---------   ---------
     U.S. statutory federal rate ..................         21.26%      15.00%
     State income tax rate ........................          3.64%       3.94%
     Net operating loss for which no tax
       benefit is currently available .............        -24.90%     -18.94%
                                                        ---------   ---------
                                                             0.00%       0.00%
                                                        =========   =========

At December 31, 2005, the Company has a net operating loss carryforward for federal income tax purposes of approximately $102,494, which was fully allowed for in the valuation allowance of $102,494. The valuation allowance offsets the net deferred tax asset for which there is no assurance of recovery. The change in the valuation allowance for the year ended December 31, 2005 was $96,670. Due to the uncertainty of the ultimate utilization of the net operating loss carryforward, no tax benefit for losses has been provided by the Company in the accompanying financial statements. The net operating loss carryforward will expire through the year 2025.

                         MONET ENTERTAINMENT GROUP, LTD.
                          (A Development Stage Company)
                          Notes to Financial Statements



(4)      Capital Stock

In 1996, the Company sold 900,000 shares of its common stock to unrelated third parties. The shares were valued at $0.002 per share.

(5)        Capital Stock Options

At November 15, 2005 the Company granted an unrelated third party options to purchase 2,000,000 shares of the Company's common stock to provide incentive to involve the Company with real estate opportunities. The options carry an exercise price of $1.50 per share for and vest immediately. The Company determined the fair value of the options at $0.04 per share and recorded stock based compensation of $81,063 in accordance with SFAS 123.

The fair value for these options was estimated at the date of grant using the Black-Scholes option-pricing model with the following assumptions:

        Risk-free interest rate............................     4.47%
        Dividend yield.....................................     0.00%
        Volatility factor..................................   172.00%
        Weighted average expected life.....................   2 years

The Black-Scholes options valuation model was developed for use in estimating the fair value of traded options, which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company's stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its stock options.

A summary of changes in the number of stock options outstanding for the years ended December 31, 2005 and 2004 is as follows:

                         MONET ENTERTAINMENT GROUP, LTD.
                          (A Development Stage Company)
                          Notes to Financial Statements

                                                            Weighted Average
                                             Number of       Exercise Price
                                               Shares           Per Share
                                             ----------     ----------------
        Balance at January 1, 2004.........        --       $           --
          Options granted..................        --       $           --
          Options exercised................        --       $           --
          Options expired/canceled                 --       $           --
                                             ----------     ----------------
        Balance at December 31, 2004.......        --       $           --
          Options granted..................   2,000,000     $         1.50
          Options exercised................        --       $           --
          Options expired/canceled.........        --       $           --
                                             ----------     ----------------
        Balance at December 31, 2004.......   2,000,000     $         1.50
          Options exercisable
           at December 31, 2004............        --       $           --
          Options exercisable
           at December 31, 2005............   2,000,000     $         1,50


The weighted-average grant date fair value of options granted during the years ended December 31, 2005 and 2004, was $0.04 and $-0-, respectively.

Summarized information about stock options outstanding as of December 31, 2005 is as follows:

                                        Outstanding               Exercisable
                               ----------------------------------------------
                               Number of           Remaining       Number of
        Exercise Price at       Options         Life (in Years)     Options
        ----------------------------------------------------------------------
        $          1.50        2,000,000             2.0           2,000,000

Item 8. Changes in and Disagreements with Accountants on Accounting and
        ---------------------------------------------------------------
        Financial Disclosure
        --------------------

None

Item 8A. Controls and procedures
         -----------------------

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


Item 8B  Other Information:
         ------------------

On November 16, 2005, the Registrant issued an option to acquire up to 2,000,000 shares of its common stock to Ephren Taylor, Jr., at an exercise price of $1.50 per share. The option was for two years and was immediately exercisable in whole or part. The option expired at December 31, 2005 pursuant to it own terms as a result of the fact the Optionee did not exercise the minimum option during said fiscal quarter.

                                    Part III

Item 9. Directors, Executive Officers, Promoters and Control Persons, Compliance
        ------------------------------------------------------------------------
        With Section 16(A) Of the Exchange Act
        --------------------------------------

        Name                          Age          Position
        -----                         ---          --------
        Stephen D. Replin             57            President and a Director


Directors are elected at each annual general meeting and serve until their successors have been elected. Officers are appointed by the board of directors and serve at the pleasure of the board.

Stephen D. Replin has been an officer and director of the Company since its inception in September 1996. From October 1988 through the present, Mr. Replin has served as the President of Regatta Capital, Ltd. Mr. Replin is the President of Del Mar Income Partners, Ltd., a company which is currently in registration for a public offering. Del Mar Income Partners, Ltd. intends to qualify as a mortgage REIT if its public offering is successful. Mr. Replin has been an asset-based lender in the state of Colorado since 1977. Mr. Replin received a Bachelor of Science Degree in accounting from the University of Colorado in June 1969 and a Masters Degree in Business Administration, with distinction, from the New York University Graduate School of Business in June 1971, majoring in corporate finance and investments. Mr. Replin received his law degree from the University of Denver College of Law in June 1976, and a Master of Law Degree (LL.M) in taxation from the New York University School of Law in June 1977. Mr. Replin is a certified public accountant, licensed in the state of Colorado.

As Mr. Replin is the sole officer and director of the Company, the Company does not have an audit, compensation or nominating committee. The Company has also not established a code of ethics.

Compliance with Section 16(a) of Securities Exchange Act of 1934

During the fiscal year ended December 31, 2005, our Director and Officer complied with all applicable Section 16(a) filing requirements. This statement is based solely on a review of the copies of such reports that reflect all reportable transactions furnished to us by our Directors and Officers and their written representations that such reports accurately reflect all reportable transactions.

Item 10. Executive Compensation
         ----------------------

     The following table on discloses all compensation received by the Company's President (the Company's Chief Executive Officer) during the three years ending December 31, 2005. During this three-year period no executive officer received annual salary and bonus payments from the Company in excess of $100,000.

                                   Annual Compensation                 Long Term Compensation
                               ---------------------------       ----------------------------------
                                                    Other                     Securities                  All
Name and                                           Annual        Restricted   Underlying                  Other
Principal                                          Compen-         Stock       Options/      LTIP        Compen-
Position              Year     Salary    Bonus      sation         Awards        SARs       Payouts       sation
---------             ----     ------    -----     -------       ----------   ----------    -------      -------
Stephen Replin,       2005        --       --         --             --            --          --            --
President             2004        --       --         --             --            --          --            --
                      2003        --       --         --             --            --          --            --


Item 11. Security Ownership Of Certain Beneficial Owners And Management.
         ---------------------------------------------------------------

The following table shows the ownership of the Company's common stock by the Company's officers and directors and by those persons known by the Company to be the beneficial owners of more than 5% of the Company's common stock as of March 20, 2006. Unless otherwise indicated all shares are owned of record.

                                                       Percent
                                                          of
Name and Address                Shares Owned            Class
---------------                 -------------          -------
Stephen D. Replin                4,870,000(1)           81.2%
222 Milwaukee St.
Suite 304
Denver, CO 80206

All Officers and Directors as
a Group (1 person )              4,870,000              81.2%

 (1)     Includes shares owned by various business entities controlled by Mr.
         Replin.

There are no arrangements known to the Company which may result in a change in control of the Company.


Item 12. Certain Relationships And Related Transactions.
         -----------------------------------------------

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

Item 13. Exhibits And Reports On Form 8-K
         --------------------------------
(a)   Exhibits

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


Item 14.  Principal Accountant Fees And Services
          --------------------------------------

Cordovano and Honeck, LLP., Certified Public Accountants, are the Company's independent auditors to examine the financial statements of the Company for the fiscal year ending December 31, 2005 and 2004. Cordovano and Honeck, LLP., has performed the following services and has been paid the following fees for these fiscal years.

Audit Fees
----------
Cordovano and Honeck, LLP., was paid aggregate fees of $2,750 for the fiscal year ended December 31, 2004 and $2,750 for the fiscal year ended December 31, 2003 for professional services rendered for the audit of the Company's annual financial statements and for the reviews of the financial statements included in Company's quarterly reports on Form 10QSB during these fiscal years.


Audit-Related Fees
------------------
Cordovano and Honeck, LLP., was not paid any additional fees for the fiscal years ended December 31, 2004 and December 31, 2003 for assurance and related services reasonably related to the performance of the audit or review of the Company's financial statements.

Tax Fees
--------
Cordovano and Honeck, LLP., was not paid any fees for the fiscal years ended December 31, 2004 and December 31, 2003 for professional services rendered for tax compliance, tax advice and tax planning.

Other Fees
----------
Cordovano and Honeck, LLP., was paid no other fees for professional services during the fiscal years ended December 31, 2004 and December 31, 2003.

                                   SIGNATURES


     In accordance with Section 13 or 15(a) of the Exchange Act, the Registrant has caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized on the 27th day of March, 2006.

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


Signature                           Title                       Date
---------                           -----                       ----

/s/ Stephen D Replin
--------------------
Stephen Replin                    Director                  March 27, 2006