Form 10QSB
period 2006-03-31
MONET ENTERTAINMENT GROUP LTD
filed 2006-05-12
CIK 1029356

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-QSB

             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For the quarter ended March 31, 2006

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) or the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.                       [X] Yes   [ ] No

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

APPLICABLE ONLY TO CORPORATE ISSUERS

As of May 12, 2006 the Company had 6,000,000 shares of Common Stock issued and outstanding.

ITEM 1. FINANCIAL STATEMENTS


                                                                            Page
                                                                           -----

Condensed Balance Sheet at March 31, 2006 ................................   F-2

Condensed Statements of Operations for the three months ended
     March 31, 2006 and 2005 .............................................   F-3

Condensed Statements of Cash Flows for the three months ended
     March 31, 2006 and 2005 .............................................   F-4

Notes to Condensed Financial Statements ..................................   F-5

                        MONET ENTERTAINMENT GROUP, LTD.
                            Condensed Balance Sheet
                                 March 31, 2006
                                  (Unaudited)



                                     Assets
Cash .............................................................    $   2,302
                                                                      ---------

                   Total assets ..................................    $   2,302
                                                                      =========

                      Liabilities and Shareholders' Deficit

Liabilities:
    Accrued expenses .............................................    $   2,215
    Due to related party (Note 2) ................................        2,440
                                                                      ---------

                   Total liabilities .............................        4,655
                                                                      ---------

Shareholders' deficit:
    Common stock .................................................       28,534
    Additional paid-in capital ...................................      106,186
    Retained deficit .............................................     (137,073)
                                                                      ---------

                   Total shareholders' deficit ...................       (2,353)
                                                                      ---------

                   Total liabilities and shareholders' deficit ...    $   2,302
                                                                      =========



            See accompanying notes to condensed financial statements

                        MONET ENTERTAINMENT GROUP, LTD.
                       Condensed Statements of Operations
                                  (Unaudited)

                                                        Three months ended
                                                             March 31,
                                                    ---------------------------
                                                       2006             2005
                                                    -----------     -----------

Costs and expenses:
    General and administrative expenses ........    $     5,045     $    10,611
                                                    -----------     -----------

               Total expenses ..................         (5,045)        (10,611)

Other income:
    Interest income ............................             10              17
                                                    -----------     -----------

               Loss before income taxes ........         (5,035)        (10,594)

    Income tax provision .......................             --              --
                                                    -----------     -----------

               Net loss ........................    $    (5,035)    $   (10,594)
                                                    ===========     ===========

Basic and diluted (loss) income per share ......    $     (0.00)    $     (0.00)
                                                    ===========     ===========

Weighted average common shares outstanding .....      6,000,000       5,000,000
                                                    ===========     ===========




            See accompanying notes to condensed financial statements

                        MONET ENTERTAINMENT GROUP, LTD.
                       Condensed Statements of Cash flows
                                  (Unaudited)


                                                             Three months ended
                                                                  March 31,
                                                           ---------------------
                                                             2006         2005
                                                           --------    ---------

Net cash used in
    operating activities ...............................   $ (3,139)   $(10,944)
                                                           --------    --------

    Cash flows from financing activities:
      Proceeds from related party advances (Note 2) ....      2,440       8,461
                                                           --------    --------

Net cash provided by
    financing activities ...............................      2,440       8,461
                                                           --------    --------

                 Net change in cash and
                    cash equivalents ...................       (699)     (2,483)

    Cash, beginning of period ..........................      3,001       7,112
                                                           --------    --------

    Cash, end of period ................................   $  2,302    $  4,629
                                                           ========    ========

Supplemental disclosure of cash flow information:
   Cash paid during the period for:
      Income taxes .....................................   $     --    $     --
                                                           ========    ========
      Interest .........................................   $     --    $     --
                                                           ========    ========


            See accompanying notes to condensed financial statements

                         MONET ENTERTAINMENT GROUP, LTD.
                     Notes to Condensed Financial Statements
                                   (Unaudited)


Note 1:  Basis of presentation

The condensed financial statements presented herein have been prepared by the Company in accordance with the accounting policies in its Form 10-KSB with financial statements dated December 31, 2005, and should be read in conjunction with the notes thereto.

In management's opinion, all adjustments (consisting only of normal recurring adjustments) which are necessary to provide a fair presentation of operating results for the interim period presented have been made. The results of operations for the periods presented are not necessarily indicative of the results to be expected for the year.

Financial data presented herein are unaudited.


Note 2:  Related Party Transaction

During the three months ended March 31, 2006, Regatta Capital Ltd., a company owned by the president of the Company, paid for certain expenses on behalf of the Company totaling $2,440. At March 31, 2006, the Company is indebted in the amount of $2,440 to Regatta Capital Ltd.


Note 3:  Income taxes

The Company records income taxes in accordance with SFAS No. 109, "Accounting for Income Taxes". The Company has incurred net operating losses of $5,035 during the three months ended March 31, 2006 resulting in a deferred tax asset, which was fully allowed for; therefore, the net benefit and expense resulted in $-0- income taxes.

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

Regatta Capital Ltd., a company owned by the president of the Company has periodically paid for certain expenses on behalf of the Company. At March 31, 2006, the Company was indebted in the amount of $2,440 to Regatta Capital Ltd.


Liquidity and Capital Resources

As of March 31, 2006, the Company had total assets of $2,302 in cash and total liabilities of $4,655. The Company incurred $5,045 in general and administrative expenses during the three months ended March 31, 2006, primarily in legal and accounting professional fees in connection with its SEC filings. The Company will continue to rely upon loans from related parties for the foreseeable future.



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



(1) Incorporated by reference, and as same exhibit number, from the Company's Registration Statement on Form 10-SB (Commission File Number 0-27609).


     (B) Reports on Form 8-K

     The Company filed no reports on Form 8-K during the quarter ended March 31, 2006.



                                   SIGNATURES

     In accordance with Section 13 or 15(a) of the Exchange Act, the Registrant has caused this Amended Report to be signed on its behalf by the undersigned, thereunto duly authorized on the 12th day of May 2006.

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