Form 10QSB
period 2006-06-30
Regatta Capital Partners, Inc.
filed 2006-08-15
CIK 1029356

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-QSB

             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For the quarter ended June 30, 2006

Commission File Number 0-27609

                         REGATTA CAPITAL PARTNERS, INC.
                         -------------------------------
             (Exact name of registrant as specified in its charter)

         Maryland                                               20-4550082
----------------------------                               -------------------
(State or other jurisdiction of                                IRS Employer
 incorporation or organization)                            Identification No.)

                 1331 17th Street, Suite 1060, Denver, CO 80202
                -------------------------------------------------
               (Address of principal executive offices) (Zip Code)

                                 (303) 292-9122
                                 --------------
              (Registrant's telephone number, including area code)

                         MONET ENTERTAINMENT GROUP, LTD.
                222 Milwaukee Street, Suite 304, Denver, CO 80206
                -------------------------------------------------
              (Former name, former address and former fiscal year,
                          if changed since last report)

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

APPLICABLE ONLY TO CORPORATE ISSUERS

As of August 12, 2006 the Company had 1,330,512 shares of Common Stock issued and outstanding.

ITEM 1. FINANCIAL STATEMENTS


                                                                            Page
                                                                            ----

Condensed Balance Sheet at June 30, 2006 .................................   F-2

Condensed Statements of Operations for the three and six months ended
     June 30, 2006 and 2005 ..............................................   F-3

Condensed Statements of Cash Flows for the six months ended
     June 30, 2006 and 2005 ..............................................   F-4

Notes to Condensed Financial Statements ..................................   F-5

                         MONET ENTERTAINMENT GROUP, LTD.
                            Condensed Balance Sheet
                                 June 30, 2006
                                  (Unaudited)

                                     Assets
Cash .............................................................    $   2,309
                                                                      ---------

                   Total assets ..................................    $   2,309
                                                                      =========

                     Liabilities and Shareholders' Deficit

Liabilities:
    Accrued expenses .............................................    $     350
    Due to related party (Note 2) ................................       11,626
                                                                      ---------

                   Total liabilities .............................       11,976
                                                                      ---------

Shareholders' deficit:
    Common stock .................................................       28,534
    Additional paid-in capital ...................................      106,186
    Retained deficit .............................................     (144,387)
                                                                      ---------

                   Total shareholders' deficit ...................       (9,667)
                                                                      ---------

                   Total liabilities and shareholders' deficit ...    $   2,309
                                                                      =========

            See accompanying notes to condensed financial statements



                         MONET ENTERTAINMENT GROUP, LTD.
                       Condensed Statements of Operations
                                   (Unaudited)



                                                 Three months ended            Six months ended
                                                      June 30,                     June 30,
                                             --------------------------    --------------------------
                                                 2006           2005           2006          2005
                                             -----------    -----------    -----------    -----------
Costs and expenses:
    General and administrative expenses ..   $     7,321    $     1,550    $    12,365    $    12,161
                                             -----------    -----------    -----------    -----------

                  Total expenses .........        (7,321)        (1,550)       (12,365)       (12,161)

Other income:
    Interest income ......................             7             15             17             32
                                             -----------    -----------    -----------    -----------

                  Loss before
                    income taxes .........        (7,314)        (1,535)       (12,348)       (12,129)

    Income tax provision .................            --             --             --             --
                                             -----------    -----------    -----------    -----------

                  Net loss ...............   $    (7,314)   $    (1,535)   $   (12,348)   $   (12,129)
                                             ===========    ===========    ===========    ===========

Basic and diluted (loss) income per share    $     (0.00)   $     (0.00)   $     (0.00)   $     (0.00)
                                             ===========    ===========    ===========    ===========

Weighted average common shares outstanding     6,000,000      5,000,000      6,000,000      5,000,000
                                             ===========    ===========    ===========    ===========





            See accompanying notes to condensed financial statements

                         MONET ENTERTAINMENT GROUP, LTD.
                       Condensed Statements of Cash flows
                                   (Unaudited)

                                                              Six months ended
                                                                 June 30,
                                                           --------------------
                                                              2006       2005
                                                           --------    --------
Net cash used in
    operating activities ...............................   $(12,318)   $(12,479)
                                                           --------    --------

    Cash flows from financing activities:
      Proceeds from related party advances (Note 2) ....     11,626      10,011
                                                           --------    --------

Net cash provided by
    financing activities ...............................     11,626      10,011
                                                           --------    --------

                 Net change in cash and
                    cash equivalents ...................       (692)     (2,468)

    Cash, beginning of period ..........................      3,001       7,112
                                                           --------    --------

    Cash, end of period ................................   $  2,309    $  4,644
                                                           ========    ========


Supplemental disclosure of cash flow information:
 Cash paid during the period for:
      Income taxes .....................................   $     --    $     --
                                                           ========    ========
      Interest .........................................   $     --    $     --
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

Note 2:  Related Party Transaction

During the six months ended June 30, 2006, Regatta Capital Ltd., a company owned by Stephen D. Replin, the chief financial officer of the Company, paid for certain expenses on behalf of the Company totaling $11,626. At June 30, 2006, the Company is indebted in the amount of $11,626 to Regatta Capital Ltd.

Note 3:  Income taxes

The Company records income taxes in accordance with SFAS No. 109, "Accounting for Income Taxes". The Company has incurred net operating losses of $12,349 during the six months ended June 30, 2006 resulting in a deferred tax asset, which was fully allowed for; therefore, the net benefit and expense resulted in $-0- income taxes.

Note 4:  Subsequent events

The Company merged with Regatta Capital Partners, Inc ("RCPI"), a Maryland corporation, on August 3, 2006, with RCPI the surviving corporation. Under the merger agreement each ten (10) shares of Monet's common stock were converted into 2.21833 shares of RCPI common stock.

The Company filed a Proxy Statement - Form PRE 14C with SEC on May 23, 2006 notifying its shareholders of a special meeting to approve the merger. The Company's shareholders approved the Merger Agreement on June 30, 2006.

The accompanying pro forma balance sheet reflects merger transactions as if they had occurred at March 31, 2006.

                         MONET ENTERTAINMENT GROUP, LTD.
                     Notes to Condensed Financial Statements
                                   (Unaudited)


The accompanying pro forma statement of operations reflects merger transactions as if they had occurred at January 31, 2005.


                             PRO FORMA BALANCE SHEET

Current assets
        Cash                                                          $   2,305
                                                                      ---------
Total current assets                                                      2,305
                                                                      ---------

        Total assets                                                  $   2,305
                                                                      =========

Current liabilities
        Accrued expenses                                              $   2,215
        Due to Regatta Capital, Ltd                                       2,440
        Account payable , related party                                     312
                                                                      ---------
Total current liabilities                                                 4,967
                                                                      ---------

        Total liabilities                                                 4,967
                                                                      ---------

Stockholders' deficit
        Common stock,
              issued and outstanding                                      1,331
        Additional paid in capital                                      133,391
        Deficit accumulated during the
                 development stage                                     (137,384)
                                                                      ---------
Total shareholders deficit                                               (2,662)
                                                                      ---------
        Total liabilities and
               stockholders' deficit                                  $   2,305
                                                                      =========


                       PRO FORMA STATEMENTS OF OPERATIONS
                      for the three months ended 31-Mar-06

Operating expenses
        Professional fees                                             $    4,695
        Organizational costs                                                 309
        Bank charges                                                           2
                                                                      ----------
Total operating expenses                                                   5,006
                                                                      ----------

        Net operating loss                                                 5,006
                                                                      ----------

        Net loss                                                      $    5,006
                                                                      ==========

Loss per share                                                               Nil
                                                                      ==========

Shares outstanding after business
        combination                                                    1,331,020
                                                                      ==========


The pro forma information is presented for illustrative purposes only and is not necessarily indicative of the operating results that would have occurred if the transaction had been consummated at the beginning of the respective periods, or the financial position if the transaction had been consummated on March 31, 2006, nor is it necessarily indicative of future operating results or financial position.

                         MONET ENTERTAINMENT GROUP, LTD.
                     Notes to Condensed Financial Statements
                                   (Unaudited)


A full set of pro forma financial statements was filed with a Proxy Statement - Form PRE 14C with SEC on May 23, 2006.

Commencing on or about July 25, 2006, the bondholders of Regatta Capital, Ltd. ("RCL") were offered the opportunity to exchange their bonds of RCL for shares in RCPI on the basis of approximately 1.44 shares in RCPI for each $1 of bond principal and interest that they hold. If all bondholders convert their bonds to shares, of which there can be no assurance, there will be a total of approximately 10,000,000 shares outstanding in RCPI. Of this amount, the bondholders will own approximately 8,700,000 shares, or approximately 87% of the issued and outstanding shares, and the existing MONET shareholders will own approximately 13% of RCPI. It is estimated, but there is no assurance, that RCL, upon liquidation of its existing notes, real estate owned, and miscellaneous other assets, will be able to make payments on the bonds in the approximate amount of $3,880,000, or approximately 65 cents on the dollar. The bond offering is currently in process as the Company does not have commitments from its bondholders to exchange at this time, and there can be no assurance that the bondholders will exchange their bonds for shares of stock of RCPI.

The unaudited pro forma financial information included in this quarterly report does not reflect the effect of the exchange of bonds for stock. Should the bondholders in fact exchange their bonds for stock, the pro forma effect would be to increase the current and non current assets and stockholders' equity of RCPI by an amount estimated to be approximately $3,880,000, which would also thereby increase the outstanding common stock from approximately 1,331,000 shares to approximately 10,000,000 shares.

Item 2. Plan of Operation

Monet Entertainment Group, Ltd., (the "Company") was formed in 1996 in order to finance the production of low budget feature length motion pictures and a variety of other entertainment projects including documentaries, video recordings and musical recordings.

On May 17, 2006, the Company entered into an Agreement and Plan of Merger with Regatta Capital Partners, Inc., a Maryland corporation. The Agreement and Plan of Merger was approved by the Company's shareholders on June 30, 2006 and the merger was completed on August 1, 2006.

The Company shareholders exchanged the 6,000,000 shares of the Company for approximately 1,331,000 shares of Regatta Capital Partners, Inc. common stock. The stockholders of the Company, as of August 3, 2006, the closing date of the Merger, the Company shareholders own approximately 100% of Regatta Capital Partners, Inc. common stock outstanding as of the closing date and Monet ceased to exist as a separate corporation. For accounting purposes, this transaction will be accounted for as a merger. The Company's definitive Information Statement filed on June 7, 2006 contains the business plan of Regatta Capital Partners, Inc. and its financial statements as of March 31, 2006 which is summarized below.

Regatta Capital Ltd., a company controlled and principally owned by Stephen D. Replin, chief financial officer of the Company has periodically paid for certain expenses on behalf of the Company. At June 30, 2006, the Company was indebted in the amount of $11,626 to Regatta Capital Ltd.


Liquidity and Capital Resources

As of June 30, 2006, the Company had total assets of $2,309 in cash and total liabilities of $11,976. The Company incurred $7,321 and $12,365 in general and administrative expenses during the three and six month periods ended June 30, 2006, primarily in legal and accounting professional fees in connection with its SEC filings.


The Business of Regatta Capital Partners, Inc.

Regatta Capital Partners, Inc. was incorporated on March 8, 2006 in the state of Maryland. It has five directors, James P. Gregory, Stephen D. Replin, Chester Cedars, Daniel Deters and Glen Zelkind. Its authorized capital is 100,000,000 shares of common stock, par value $.001 per share of which 20 shares are presently outstanding and are held by James P. Gregory - 10 shares, and Stephen
D. Replin - 10 shares.

Regatta Capital Partners, Inc., was formed to make financing available, on a fully collateralized basis to businesses that have achieved positive cash flow objectives, operating history requirements, management in place, and other objectives and requirements as may be determined by the Board of Directors and the Management Company from time to time. The initial financing requirements will be modified over time to reflect the direction determined in the discretion of the management of the Company.

Regatta Capital Partners, Inc., is newly incorporated and has never conducted any active operations. The initial operating capital will come from a transaction whereby certain bonds issues by Regatta Capital, Ltd., a Delaware corporation controlled by Stephen D. Replin will be acquired in exchange for shares of Regatta Capital Partners, Inc., Inc. Thereafter, the bonds will be paid by the issuer Regatta Capital, Ltd, from Regatta Capital, Ltd.'s existing assets. The current assets of Regatta Capital, Ltd. consist of notes receivable, shares in Monet Entertainment Group, Ltd., and other assets in the process of being litigated. It is not expected that the full face amount of the bonds will be repaid. Regatta Capital Partners, Inc., Inc. expects to realize approximately 65 cents on the dollar for each dollar of principal and accrued interest represented by the bonds.

Upon receipt of payment on the bonds, Regatta Capital Partners, Inc., Inc. will commence the review of financing proposals from operating businesses that meet the criteria determined by management. Review of financing applications will be conducted by Regatta Capital Management, LLC., a management company, with a view towards meeting the requirements and conformance with the criteria for financing approval. In addition, collateral will be reviewed to determine valuation and adequacy for the loan requested.

     Our operations will initially consist of a focus on industries in the following categories:

     1.   Franchising organizations;
     2.   Operating Real Estate companies;
     3.   Retailing companies;
     4.   Media companies;
     5.   Other;

     The common factor in each financing request will be the collateral which serves as the security for the loan. We will establish appropriate "loan to value" requirements for each category of collateral as each financing request is received for evaluation.

     We intend to concentrate on making loans to companies having annual revenues of less than $50 million and in transaction sizes of less than $1 million, which we refer to as "target" companies. In most cases, these companies will be privately-held or will have thinly traded public equity securities at the time we invest in them.

     While early and expansion stage companies are broadly defined, we intend to protect our investment interests by using asset lending techniques to invest in asset intensive companies. We will not lend directly to any company with its principal business exclusively in (1) research and development, (2) natural resource exploration or (3) speculative trading in commodities.

     We will lend to companies in real estate-related activities, some of which may have relatively short or no operating histories. As the officers and directors of our manager have had extensive experience in the real estate finance business, we expect a significant amount of our initial financing activity to be in the real estate industry.


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


                                     PART II

Item 6.

     (A)  Exhibits

     3     Articles and Bylaws(1)
     10.1. Agreement and Plan of Merger dated May 17th, 2006 (2)
     10.2 Form of Fairness Opinion of Tannenbaum & Co. P.C. regarding Regatta Capital Ltd. bonds (2)
     10.3  Investment Advisory Agreement dated May 17, 2006 (2)
     31.1  Sarbanes Oxley Section 302 Certification
     31.2  Sarbanes Oxley Section 302 Certification
     32.1  Sarbanes Oxley Section 906 Certification
     32.2  Sarbanes Oxley Section 906 Certification
     99.1  Pro-Forma Financial Statements showing the effect of the merger (2)
     99.2  Financial Statements of Regatta Capital Partners, Inc. as of
           March 31, 2006 (2)


(1) Incorporated by reference, and as same exhibit number, from the Company's Registration Statement on Form 10-SB (Commission File Number 0-27609).

(2) Incorporated by reference, and as same exhibit number, from the Company's Definitive Information Statement filed on June 7, 2006 (Commission File Number 0-27609).

     (B) Reports on Form 8-K

     The Company filed no reports on Form 8-K during the quarter ended June 30, 2006.



                                   SIGNATURES

     In accordance with Section 13 or 15(a) of the Exchange Act, the Registrant has caused this Amended Report to be signed on its behalf by the undersigned, thereunto duly authorized on the 14th day of August 2006.


                                        REGATTA CAPITAL PARTNERS, INC.
                                        Fka MONET ENTERTAINMENT GROUP, LTD.

                                        /s/ James P. Gregory
                                        -----------------------------
                                        James P. Gregory, President,
                                        Chief Executive Officer

                                        /s/ Stephen D. Replin
                                        -----------------------------
                                        Principal Financial Officer