Form 10QSB
period 2006-09-30
Regatta Capital Partners, Inc.
filed 2006-11-13
CIK 1029356

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-QSB

             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For the quarter ended September 30, 2006

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

APPLICABLE ONLY TO CORPORATE ISSUERS

As of November 10, 2006 the Company had 1,330,591 shares of Common Stock issued and outstanding.

ITEM 1. FINANCIAL STATEMENTS


                                                                            Page
                                                                            ----

Balance Sheet at September 30, 2006 (unaudited) and
     December 31, 2005                  ..................................   F-2

Statements of Operations for the three and nine months ended
     September 30, 2006 and 2005 (unaudited)..............................   F-3

Statements of Cash Flows for the nine months ended
     September 30, 2006 and 2005 (unaudited)..............................   F-5

Notes to Condensed Financial Statements ..................................   F-6


                         Regatta Capital Partners, Inc.
                          (A Development Stage Company)
                                  Balance Sheet
                               September 30, 2006
                                   (Unaudited)


                                     Assets
                                                                  Sept 30,   December 31,
                                                                    2006         2005
                                                                (unaudited)  (See Note 1)
                                                                 ----------  -----------
  Current assets:
    Cash and cash equivalents                                     $   2,347    $   3,001
                                                                 ----------  -----------

         Total assets                                             $   2,347    $   3,001
                                                                ===========   ==========




                 LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)


  Current Liabilities

    Accounts payable                                              $   2,680    $     320
    Accounts payable, related parties                                14,985           --
                                                                -----------  -----------

          Total liabilities                                          17,665          320



Shareholders' equity (deficit):
    Common stock, no par value, authorized 25,000,000
    Shares; 1,330,571 shares at 12/31/05 and 1,330,591
    Shares at 9/30/06 issued and outstanding                          1,331        1,331
    Additional paid-in capital                                      133,392      133,389
    Accumulated deficit during development stage                   (150,041)    (132,039)
                                                                -----------   ----------

              Total shareholders' equity (deficit)                  (15,318)       2,681
                                                                -----------   ----------


              Total liabilities and shareholders'
               Equity (deficit)                                   $   2,347    $   3,001
                                                                 ==========    =========


            See accompanying notes to financial statements



                         Regatta Capital Partners, Inc.
                          (A Development Stage Company)
                            Statements of Operations
                                   (Unaudited)


                                                         Three months ended
                                                               Sept 30,
                                                    ---------------------------
                                                        2006           2005
                                                    -----------     -----------
Costs and expenses:
    General and administrative expenses             $     3,128     $     1,455
                                                    -----------     -----------

                  Total expenses                         (3,128)         (1,455)

Other income:
    Interest income                                           7              16
                                                    -----------     -----------

Total Other income and (Expenses)                             7              16

Income tax provision                                         --              --
                                                    -----------     -----------

Net loss                                            $    (3,121)    $    (1,439)
                                                    ===========     ===========

Basic and diluted (loss) income per share           $     (0.00)    $     (0.00)
                                                    ===========     ===========

Weighted average common shares outstanding            1,330,584       1,330,571
                                                    ===========     ===========





                 See accompanying notes to financial statements


                         Regatta Capital Partners, Inc.
                          (A Development Stage Company)
                            Statements of Operations
                                   (Unaudited)


                                                                           Sept 20, 1996
                                                                            (Inception)
                                                   Nine months ended          through
                                                       Sept 30,               Sept 30,
                                             --------------------------    ---------------
                                                 2006           2005            2006
                                             -----------    -----------    ------------
Costs and expenses:
    Stock option expense                     $        --    $        --    $    81,063
    General and administrative expenses           18,026         13,616         71,163
                                             -----------    -----------    -----------

                  Total expenses                  18,026         13,616        152,226

Other income and (Expense):
    Interest income                                   24             48            282
    Miscellaneous income                              --             --          8,225
    Impairment loss                                   --             --         (5,115)
                                             -----------    -----------    -----------

Total Other Income and (Expense)                      24             48          3,392
                                             -----------    -----------    -----------

Net (loss) before income tax provision           (18,002)       (13,568)      (148,834)

Income tax provision                                  --             --         (1,207)
                                             -----------    -----------    -----------

Net (loss)                                   $   (18,002)   $   (13,568)   $  (150,041)
                                             ===========    ===========    ===========

Basic and diluted (loss) income per share    $     (0.01)   $     (0.01)   $     (0.11)
                                             ===========    ===========    ===========

Weighted average common shares outstanding     1,330,575      1,330,571      1,330,571
                                             ===========    ===========    ===========





            See accompanying notes to financial statements

                         Regatta Capital Partners, Inc.
                          (A Development Stage Company)
                            Statements of Cash Flows
                                   (Unaudited)
                                                                            Sept 20, 1996
                                                                             (Inception)
                                                      Nine months ended        through
                                                            Sept 30,           Sept 30,
                                                    ----------------------    ---------
                                                       2006         2005        2006
                                                    ---------    ---------    ---------
Cash flows from operating activities:
 Net income (loss)                                  $ (18,002)   $ (13,568)   $(150,041)
 Adjustments to reconcile net (loss) to
  Cash used in operating activities:
    Stock based compensation                               --           --        3,004
    Stock options expense                                  --           --       81,065
    Impairment loss                                        --           --        5,115
    Increase in accounts payable                        2,360           --        2,680
                                                    ---------    ---------    ---------
Cash (used in) operating activities                   (15,642)     (13,568)     (58,177)


Cash flows from financing activities:
 Contributed capital                                       --           --       25,123
 Advances from related party                           14,988       11,116       37,237
 Repayments to related parties                             --           --       (3,636)
 Sale of common stock                                      --           --        1,800
                                                    ---------    ---------    ---------

Cash provided by financing activities                  14,988       11,116       60,524
                                                    ---------    ---------    ---------

Increase (decrease) in cash                              (654)      (2,452)       2,347

Cash, beginning of period                               3,001        7,112           --
                                                    ---------    ---------    ---------


Cash, end of period                                 $   2,347    $   4,660    $   2,347
                                                    =========    =========    =========


Supplemental disclosure of cash flow information:
  Cash paid during the period for:
      Income taxes                                  $      --    $      --    $      --
                                                    =========    =========    =========
      Interest paid                                 $      --    $      --    $      --
                                                    =========    =========    =========

Non-Cash Transactions

Acquisition of interest in motion picture           $      --    $      --    $   5,000
Invest in common shares of Energy Acquisition       $      --    $      --    $     115
Shares issued in exchange for related party debt    $      --    $      --    $  18,615



                 See accompanying notes to financial statements

                         Regatta Capital Partners, Inc.
                          Notes to Financial Statements
                                   (Unaudited)


(1)  Summary of Significant Accounting Policies:

Basis of presentation

The balance sheet as of September 30, 2006, the statements of operations and the statements of cash flows for the three month and nine month periods ended September 30, 2006 and 2005, have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and changes in financial position at September 30, 2006, and for all periods presented, have been made.

It is suggested that these statements be read in conjunction with the Company's audited financial statements and the accompanying notes for the year ended December 31, 2005, included in the Company's Form 10-KSB, filed with the Securities and Exchange Commission.

As a result of a routine regulatory review of its financial statements by the Securities and Exchange Commission, management has determined that the Company is in the development stage. The accompanying financial statements were prepared in accordance with Statement No. 7.

Development Stage Company

Based upon the Company's business plan, it is a development stage enterprise since planned principal operations have not yet commenced. Accordingly, the Company presents its financial statements in conformity with the accounting principles generally accepted in the United States of America that apply in establishing operating enterprises. As a development stage enterprise, the Company discloses the deficit accumulated during the development stage and the cumulative statements of operations and cash flows from inception to the current balance sheet date.

Basis of Presentation - Going Concern

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles in the United States of America, which contemplates continuation of the Company as a going concern. However, the Company has sustained losses from operations, has net capital and working capital deficits and no business operations. These matters raise substantial doubt about the Company's ability to continue as a going concern. In view of these matters, realization of certain of the assets in the accompanying balance sheet is dependent upon the Company's ability to meet its financing requirements, raise additional capital, and the success of its future operations. Management is seeking business opportunities. There is no assurance that management's plans with respect to raising capital will be successful to commence operations or to assure the eventual profitability of the Company. Management believes that actions planned and presently being taken provide the opportunity for the Company to continue as a going concern.

The financial statements do not include any adjustments that might result from these uncertainties.

Cash and Cash Equivalents

The Company considers all highly liquid securities with original maturities of three months or less when acquired to be cash equivalents.

Note 2:  Related Party Transactions

During the nine months ended September 30, 2006, Regatta Capital Ltd., a company principally owned by the president of the Company, paid for certain expenses on behalf of the Company totaling $14,323. Also during the nine months ended September 30, 2006, the president advanced $662 to the Company. At September 30, 2006, the Company is indebted in the amount of $14,985 to related parties.

Note 3:  Income taxes

The Company records deferred taxes in accordance with Statement of Financial Accounting Standards (SFAS) 109, "Accounting for Income Taxes." The statement requires recognition of deferred tax assets and liabilities for temporary differences between the tax bases of assets and liabilities and the amounts at which they are carried in the financial statements, the effect of net operating losses, based upon the enacted tax rates in effect for the year in which the differences are expected to reverse. A valuation allowance is established when necessary to reduce deferred tax assets to the amount expected to be realized.

Note 4:  Merger

The Company merged with Monet Entertainment Group, Ltd. (Monet),a Colorado corporation, on August 1, 2006, with RCPI the surviving corporation. Under the merger agreement each ten (10) shares of Monet's common stock were converted into 2.21833 shares of RCPI common stock.

The Company filed a Proxy Statement - Form PRE 14C with SEC on May 23, 2006 notifying its shareholders of a special meeting to approve the merger. The Company's shareholders approved the Merger Agreement on June 30, 2006.

On September 21, 2006 the Company decided to terminate the business plan to acquire the outstanding bonds of Regatta Capital, Ltd., and become a business development company. These business plans had been disclosed in the Company's definitive Information Statement filed on June 7, 2006. The Company is re-evaluating its business plans for the future and plans to disclose such plans when finalized. Form 8-K was filed with the SEC on September 22, 2006.


Note 5:  Subsequent Events

As of November 14, 2006, James Gregory will resign as president of Regatta Capital Partners, Inc. Philip D. Miller will replace Mr. Gregory as president.

Item 2. Management's Discussion and Analysis of Financial Condition

The Company's predecessor, Monet Entertainment Group, Ltd., (the "Company") was formed in 1996 as a Colorado corporation intending to finance the production of a variety of entertainment projects.

On May 17, 2006, the Company entered into an Agreement and Plan of Merger with Regatta Capital Partners, Inc., a Maryland corporation. The Agreement and Plan of Merger was approved by the Company's shareholders on June 30, 2006 and the merger was completed on August 1, 2006.

The Company shareholders exchanged the 6,000,000 shares of the Company for approximately 1,331,000 shares of Regatta Capital Partners, Inc. common stock. The stockholders of the Company, as of August 3, 2006, the closing date of the Merger, the Company shareholders own approximately 100% of Regatta Capital Partners, Inc. common stock outstanding as of the closing date and Monet ceased to exist as a separate corporation. For accounting purposes, this transaction was accounted for as a merger.

Liquidity and Capital Resources

As of September 30, 2006, the Company had total assets of $2,347 in cash and total liabilities of $17,665. The Company incurred $3,128 and $18,026 in general and administrative expenses during the three and nine month periods ended September 30, 2006, respectively, primarily in legal and accounting professional fees in connection with its SEC filings.


The Business of Regatta Capital Partners, Inc.

Regatta Capital Partners, Inc. was incorporated on March 8, 2006 in the state of Maryland. It has five directors, James P. Gregory, Stephen D. Replin, Chester Cedars, Daniel Deters and Glen Zelkind. Its authorized capital is 100,000,000 shares of common stock, par value $.001 per share of which 20 shares were held by James P. Gregory - 10 shares, and Stephen D. Replin - 10 shares immediately prior to the merger referred to above.

Regatta Capital Partners, Inc., was initially formed to make financing available, on a fully collateralized basis to businesses that have achieved positive cash flow objectives, operating history requirements, management in place, and other objectives and requirements as were to have been determined by the Board of Directors and the Management Company from time to time. The initial business plan and future financing requirements will be modified over time to reflect the future direction determined in the discretion of the management of the Company as the purpose originally foreseen has been deemed to be inappropriate by management. The Company is now re-evaluating the direction that it wants to take going forward.

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

     (B) Reports on Form 8-K

     The Company filed two reports on Form 8-K during the quarter ended September 30, 2006 on August 14, 2006 and on September 22, 2006. Another 8-K was filed on October 6, 2006.



                                   SIGNATURES

     In accordance with Section 13 or 15(a) of the Exchange Act, the Registrant has caused this Amended Report to be signed on its behalf by the undersigned, thereunto duly authorized on the 13th day of November 2006.


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