Form 10KSB
period 2006-12-31
Regatta Capital Partners, Inc.
filed 2007-04-02
CIK 1029356

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB
(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the Fiscal Year Ended December 31, 2006

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File No. 0-27609

                         REGATTA CAPITAL PARTNERS, INC.
                 ----------------------------------------------
                 (Name of Small Business Issuer in its charter)

         Maryland                                      20-4550082
-----------------------                             ------------------
State of incorporation)                        (IRS Employer Identification No.)

222 Milwaukee Street, Suite 304, Denver, Colorado             80206
-------------------------------------------------            --------
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
[X] Yes [_] No

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

The Company's revenues for the most recent fiscal year were $0.
                                                            ---
The aggregate market value of the voting stock held by non-affiliates of the Company on March 20, 2007, was $0.00.

As of March 20, 2007 the Company had 1,330,591 issued and outstanding shares of common stock.

ITEM 1. DESCRIPTION OF BUSINESS

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

Employees and Offices

As of March 20, 2007 the Company did not have any full time employees.

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


Item 4. Submission Of Matters To A Vote Of Security Holders.

         Not Applicable

                                     Part II

Item 5. Market For Registrant's Common Equity And Related Stockholder Matters

As of March 20, 2007, there were approximately 1,200 beneficial owners of the Company's common stock. The Company's common stock does not have a trading symbol and is not listed on any market. There have been no reported bids or offers and no trades have been made.

Common Stock

The Company is authorized to issue 100,000,000 shares of common stock (the "Common Stock"). Holders of Common Stock are entitled to cast one vote for each share held of record of all matters presented to shareholders. Cumulative voting is not allowed, which allows the holders of a majority of the outstanding Common Stock to elect all directors.

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


Item 6. Management's Discussion And Analysis Or Plan Of Operations

Plan of Operation

The Company intends to maintain its corporate existence and continue filing its required reports pursuant to the Securities Exchange Act and seek out other business opportunities for the Company, including but not limited to reorganization with a privately held business seeking to utilize the Company's status as registered under the Exchange Act.

As of December 31, 2006 the Company had $2,354 in cash and $27,099 in total liabilities. It has an accumulated deficit of $159,468.

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

ITEM 7. FINANCIAL STATEMENTS

                                                                        Page

Reports of Independent Registered Public Accounting Firm                F-2

Balance Sheets                                                          F-4

Statements of Operations                                                F-5

Statement of Changes in Shareholders' Equity                            F-6

Statements of Cash Flows                                                F-7

Notes to Financial Statements                                           F-8

             Report of Independent Registered Public Accounting Firm


Board of Directors
Regatta Capital Partners, Inc.

We have audited the accompanying balance sheet of Regatta Capital Partners, Inc., as of December 31, 2006, and the related statements of operations, shareholders' equity (deficit), and cash flows for the year ended December 31, 2006, and for the period from September 20, 1996 (inception) through December 31, 2006. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements as of December 31, 2005 and for the cumulative period from September 20, 1996 to December 31, 2005 were audited by other auditors whose report dated January 26, 2006 expressed an unqualified opinion on those statements. Our opinion on the statement of shareholders' equity (deficit), operations and cash flows for the period September 20, 1996 through December 31, 2006, insofar as it relates to amounts for prior periods through December 31, 2005 is based solely on the reports of other auditors.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States of America). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Regatta Capital Partners, Inc. as of December 31, 2006, and the results of its operations and cash flows for the year ended December 31, 2006, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As described in Note 2, the Company has sustained losses from operations, has net capital and working capital deficits and no business operations, which raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to this matter are also discussed in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


/s/ Schumacher & ASSOCIATES, INC
--------------------------------
SCHUMACHER & ASSOCIATES, INC.

Denver, Colorado
March 22, 2007

Report of Independent Registered Public Accounting Firm


The Board of Directors
Monet Entertainment Group, Ltd.:


We have audited the accompanying balance sheet of Monet Entertainment Group, Ltd. (a Development Stage Company) as of December 31, 2005, and the related statements of operations, changes in shareholders' equity, and cash flows for the year ended December 31, 2005, and for the period from September 20, 1996 (Inception) through December 31, 2005. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Monet Entertainment Group, Ltd. as of December 31, 2005, and the results of its operations and its cash flows for the year ended December 31, 2005, and for the period from September 20, 1996 (Inception) through December 31, 2005 in conformity with generally accepted accounting principles in the United States.



/s/ Cordovano and Honeck, LLP
-----------------------------
Cordovano and Honeck, LLP
Denver, Colorado
January 26, 2006


                         REGATTA CAPITAL PARTNERS, INC.
                          (A Development Stage Company)
                                 BALANCE SHEETS

                                     ASSETS
                                                                December 31,  December 31,
                                                                    2006         2005
                                                                 ---------    ---------
Current assets:
   Cash and cash equivalents                                     $   2,354    $   3,001
                                                                 ---------    ---------
Total current assets                                                 2,354        3,001

          Total assets                                           $   2,354    $   3,001
                                                                 =========    =========

                 LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)

Current Liabilities


    Accounts payable                                             $   1,655    $     320
    Accrued expenses                                                 4,000           --
    Accounts payable, related parties                               21,444           --
                                                                 ---------    ---------

          Total liabilities (all current)                           27,099          320


Shareholders' equity (deficit):
   Common stock, $.001 par value; authorized
    100,000,000 shares; 1,330,571 and
    1,330,591 shares issued and outstanding
    at December 31, 2006 and 2005, respectively                      1,331        1,331
   Additional paid-in capital                                      133,392      133,389
   Accumulated deficit during development stage                   (159,468)    (132,039)
                                                                 ---------    ---------

          Total shareholders' equity (deficit)                     (24,745)       2,681
                                                                 ---------    ---------

          Total liabilities and shareholders' equity (deficit)   $   2,354    $   3,001
                                                                 =========    =========


                       See notes to financial statements


                         REGATTA CAPITAL PARTNERS, INC.
                          (A Development Stage Company)
                            STATEMENTS OF OPERATIONS


                                                                              Sept 20,
                                                                                1996
                                          For the twelve   For the twelve    (Inception)
                                           months ended     months ended       through
                                           December 31,     December 31,    December 31,
                                               2006             2005            2006
                                          -------------    -------------    -----------
Operating Expenses:
    Stock option expense (Note 6)                    --           81,063         81,063
    General and administrative expenses          27,460           15,671         80,597
                                          -------------    -------------    -----------

Total Operating Expenses                         27,460           96,734        161,660
                                          -------------    -------------    -----------

Other Income and (Expense):
   Interest income                                   31               64            289
   Miscellaneous income                              --               --          8,225
   Impairment loss (Note 1)                          --               --         (5,115)
                                          -------------    -------------    -----------

Total Other Income and (Expense)                     31               64          3,399
                                          -------------    -------------    -----------

Net (loss) before income tax provision          (27,429)         (96,670)      (158,261)

Income tax provision                                 --               --         (1,207)
                                          -------------    -------------    -----------

Net (loss)                                $     (27,429)   $     (96,670)      (159,468)
                                          =============    =============    ===========


Basic and diluted net (loss) per share    $       (0.02)   $       (0.09)
                                          =============    =============

Weighted average shares of common
   common stock outstanding                   1,330,586        1,126,229
                                          =============    =============



                       See notes to financial statements

                         REGATTA CAPITAL PARTNERS, INC.
                          (A DEVELOPMENT STAGE COMPANY)

             STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY (DEFICIT)
                                DECEMBER 31, 2006

                                                                                                 Deficit
                                                                                               Accumulated
                                                               Common stock        Additional    during
                                                          ---------------------     paid-in    Development
                                                            Shares       Amount     capital      Stage               Total
                                                          ----------  ----------  ----------    -----------   -----------
Balances at September 20, 1996 (inception)                         -    $      -    $      -    $        -    $        -
Shares issued in exchange for interest
  in motion  picture at $0.002 per share,
  September 1996                                             508,944         509       4,491             -         5,000
Shares issued in exchange for common stock of
  Energy Acquisition at $0.0002 per share,
  October 1996                                               110,881         111           4             -           115
Shares issued in exchange for officer compensation
  at $0.002 per share, December 1996                         289,399         289       2,715             -         3,004
Issuance of common stock for cash at $0.002 per share        199,586         200       1,600             -         1,800
Net loss                                                           -           -           -        (2,843)       (2,843)
                                                          ----------  ----------  ----------    -----------   -----------
Balances at December 31, 1996, 1997, 1998, 1999, 2000      1,108,810       1,109       8,810        (2,843)        7,076

Contributed capital                                                -           -      25,123             -        25,123
Net loss                                                           -           -           -       (25,123)      (25,123)
                                                          ----------  ----------  ----------    -----------   -----------
Balances at December 31, 2001                              1,108,810       1,109      33,933       (27,966)        7,076

Net loss                                                           -           -           -        (1,579)       (1,579)
                                                          ----------  ----------  ----------    -----------   -----------
Balances at December 31, 2002                              1,108,810       1,109      33,933       (29,545)        5,497

Net loss                                                           -           -           -        (1,007)       (1,007)
                                                          ----------  ----------  ----------    -----------   -----------
Balances at December 31, 2003                              1,108,810       1,109      33,933       (30,552)        4,490

Net loss                                                           -           -           -        (4,817)       (4,817)
                                                          ----------  ----------  ----------    -----------   -----------
Balances at December 31, 2004                              1,108,810       1,109      33,933       (35,369)         (327)

Shares issued in exchange for payable at $0.185 per
  share, October 2005                                        221,761         222      18,393             -        18,615
Stock options granted at November 15, 2005                         -           -      81,063             -        81,063
Net loss                                                           -           -           -       (96,670)      (96,670)
                                                          ----------  ----------  ----------    -----------   -----------
Balances at December 31, 2005                              1,330,571       1,331     133,389      (132,039)        2,681

Issuance of shares per merger at $0.10 per share                  20           -           2             -             2
Net loss                                                           -           -           -       (27,429)      (27,429)
                                                          ----------  ----------  ----------    -----------   -----------
Balances at December 31, 2006                              1,330,591  $    1,331  $  133,391    $ (159,468)   $  (24,746)
                                                          ==========  ==========  ===========   ============  ============


                       See notes to financial statements
                                      F-6

                         REGATTA CAPITAL PARTNERS, INC.
                          (A Development Stage Company)
                            STATEMENTS OF CASH FLOWS
                                                                                                      Sept. 20, 1996
                                                              For the twelve      For the twelve        (Inception)
                                                               months ended        months ended           through
                                                               December 31,        December 31,        December 31,
                                                                 2006                 2005                2006
                                                            ---------------      ---------------     --------------
Cash flows from operating activities:
   Net income (loss)                                        $      (27,429)      $      (96,670)     $     (159,468)
   Adjustments to reconcile net (loss) to
    cash used in operating activities:
      Stock based compensation                                           -                    -               3,004
      Stock options expense                                              -               81,063              81,063
      Impairment loss                                                    -                    -               5,115
      Increase in accounts payable and accrued expenses              5,338                 (380)              5,659

                                                             --------------     ----------------    ----------------
Cash (used in) operating activities                                (22,091)             (15,987)            (64,627)

Cash flows from financing activities:
   Contributed capital                                                   -                    -              25,123
   Advances from related parties                                    21,444               13,551              43,694
   Repayments to related parties                                         -               (1,675)             (3,636)
   Sale of common stock                                                  -                    -               1,800
                                                             --------------       --------------     ---------------

Cash provided by financing activities                               21,444               11,876              66,981

Increase (decrease) in cash and cash equivalents                      (647)              (4,111)              2,354
Cash at beginning of period                                          3,001                7,112                   -
                                                           ----------------     ----------------    ----------------

Cash at end of period                                      $         2,354      $         3,001     $         2,354
                                                           ================     ================    ================

Interest paid                                              $             -      $             -     $             -
                                                           ================     ================    ================

Income taxes paid                                          $             -      $             -     $             -
                                                           ================     ================    ================


Non Cash Transactions:

Acquisition of interest in motion picture                  $             -      $             -     $         5,000
                                                           ================     ================    ================
Investment in common shares of energy Acquisition          $             -      $             -     $           115
                                                           ================     ================    ================
Shares issued in exchange for related party advances       $             -      $             -     $        18,615
                                                           ================     ================    ================

                       See notes to financial statements
                                       F-7

                         REGATTA CAPITAL PARTNERS, INC.
                          Notes to Financial Statements
                           December 31, 2006 and 2005

Note 1 - Nature and Continuance of Operations:

Organization

Regatta Capital Partners, Inc. (the "Company")(RCPI) was incorporated in the State of Maryland, United States of America, on March 8, 2006. The Company merged with Monet Entertainment Group, Inc. (Monet), a Colorado corporation, on August 1, 2006, with RCPI the surviving corporation. Under the merger agreement each ten (10) shares of Monet's common stock were converted into 2.21833 shares of RCPI common stock. Since there was no material change in ownership of Monet after the merger, the accounts of Monet were carried over in the financial statements. The Company's year end is December 31.

Development Stage Activities

The Company is in the development stage and has not yet realized any revenues from its planned operations. The Company was formed for the purpose of effectuating a merger with Monet Entertainment Group, Ltd., a public reporting company, an affiliate which is controlled by the Company's President. The Company was formed with the objective of commencing operations as a Business Development Company.

Accordingly, the Company presents its financial statements in conformity with the accounting principles generally accepted in the United States of America that apply in establishing operating enterprises. As a development stage enterprise, the Company discloses the deficit accumulated during the development stage and the cumulative statement of operations and cash flows from inception to the current balance sheet date.

Note 2 - Significant Accounting Policies:

This summary of significant accounting policies is presented to assist in understanding the Company's financial statements. The financial statements and notes are representations of the Company's management who is responsible for their integrity and objectivity. These accounting policies conform to generally accepted accounting principles in the United States of America and have been consistently applied in the preparation of the financial statements.

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

                         REGATTA CAPITAL PARTNERS, INC.
                          Notes to Financial Statements
                           December 31, 2006 and 2005

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

The Company has exchanged shares of its common stock for shares of Series C common stock of Energy Acquisition Companies, Inc. (Energy), a New York Corporation. The exchange, which was effective on October 7, 1996, (the date the Certificate of Share Exchange was filed by the Colorado Secretary of State and by New York Department of State), resulted in the exchange of 115,531 shares of Energy Acquisition Companies, Inc. Series C, Par Value $0.001 Common Stock for 500,000 shares of Monet Entertainment Group, Ltd. Common Stock. The 115,531 shares of Energy Acquisition Companies, Inc. common stock received by Monet represented less than one percent of Energy's outstanding shares. The 500,000 shares of Monet common stock surrendered to Energy represents eleven percent of the Company's outstanding common stock, and two percent of its authorized stock. During the year ended December 31, 2003, management determined the investment to be impaired, since Energy is no longer in operations. An impairment loss of $5,115 is reflected in the accompanying financial statements.

Income Taxes

The Company has adopted the Statement of Financial Accounting Standards No. 109
- "Accounting for Income Taxes" (SFAS 109). SFAS 109 requires the use of the asset and liability method of accounting of income taxes. Under the asset and liability method of FAS 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases.

Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.

Basic and Diluted Loss Per Share

In accordance with SFAS No. 128 - "Earnings Per Share", the basic loss per common share is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding. Diluted loss per common share is computed similar to basic loss per common share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive.

At December 31, 2006, the Company had no stock equivalents that were anti-dilutive and excluded in the earnings per share computation.

                         REGATTA CAPITAL PARTNERS, INC.
                          Notes to Financial Statements
                           December 31, 2006 and 2005

Estimated Fair Value of Financial Instruments

The carrying value of the Company's financial instruments, consisting of cash equivalents, accounts payable and accrued liabilities approximate their fair value due to the short-term maturity of such instruments. Unless otherwise noted, it is management's opinion that the Company is not exposed to significant interest, currency or credit risks arising from these financial statements.

Revenue Recognition

The company has had no revenues to date. It is the Company's policy that revenues will be recognized in accordance with SEC Staff Accounting Bulletin
(SAB) No. 104, "Revenue Recognition." Under SAB 104, product revenues (or service revenues) are recognized when persuasive evidence of an arrangement exists, delivery has occurred (or service has been performed), the sales price is fixed and determinable and collectibility is reasonably assured.

Concentrations

Financial instruments that potentially subject the company to concentrations of credit risk consist principally of cash and cash equivalents. At March 31, 2006, the Company had no amounts of cash or cash equivalents in financial institutions in excess of amounts insured by agencies of the U.S. Government.

Recent Accounting Pronouncements

There were various accounting standards and interpretations issued during 2006, none of which are expected to have a material impact on the Company's consolidated financial position, operations or cash flows.

Basis of Presentation - Going Concern

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles in the United States of America, which contemplates continuation of the Company as a going concern. However, the Company has sustained losses from operations, has net capital and working capital deficits and no business operations. These matters raise substantial doubt about the Company's ability to continue as going concern. In view of these matters, realization of certain of the assets in the accompanying balance sheet is dependent upon the Company's ability to meet its financing requirements, raise additional capital, and the success of its future operations. Management's plans are to acquire additional operating capital through private equity offerings to fund its business plan. There is no assurance that the equity offerings will be successful in raising sufficient funds to commence operations or to assure the eventual profitability of the Company. Management believes that actions planned and presently being taken to revise the Company's operating and financial requirements provide the opportunity for the Company to continue as a going concern. The financial statements do not include any adjustments that might result from these uncertainties.

Note 3:  Related Party Transactions


                                      F10

                         REGATTA CAPITAL PARTNERS, INC.
                          Notes to Financial Statements
                           December 31, 2006 and 2005

During the years ended December 31, 2006 and 2005, Regatta Capital Ltd., a company owned by the president of the Company, paid for certain expenses on behalf of the Company totaling $20,782 and $13,551, respectively. Also during the year ended December 31, 2006, an officer advanced $662 to the Company. At October 31, 2005, the Company issued 221,833 shares of restricted common stock at $0.0839 per share, to its affiliate in consideration of $18,615 repayment for advances owed. The Company paid the remaining liability of $1,675 in cash. At December 31, 2006, the Company is indebted in the amount of $21,444 to related parties.
With respect to the 221,833 shares of common stock, the Company relied on
Section 4(2) of the Securities Act of 1933, as amended. No advertising or general solicitation was employed in offering the securities. The 221,833 shares represent over 16% of the outstanding shares of common stock.

During the year ended December 31, 2001, Regatta Capital, Ltd., contributed $25,123 to pay for certain expenses on behalf of the Company. This amount is reflected in the accompanying financial statements as a credit to additional paid-in capital.

In 1996, three former officers of the Company each received 96,497 shares of common stock at $0.0104 per share, for services rendered valued at $3,004. In 1998 and 1999, all of these shares were purchased by the president of the Company.

In October 1996, the Company issued 110,917 shares of common stock in exchange for 115,531 common shares of Energy Acquisition Companies, Inc. (EAC), a company under common control. The shares that the Company owns represent less than one percent of EAC's issued and outstanding common stock.

In 1996, the president of the Company purchased a 25% interest in a feature-length motion picture for $25,000. In September 1996, the president conveyed a 5% interest in the film to the Company in exchange for 509,107 shares of common stock.

The Company uses the offices of its President for its minimal office facility needs for no consideration. No provision for these costs has been provided since it has been determined that they are immaterial.

Note 4:  Income taxes

Deferred income taxes arise from temporary timing differences in the recognition of income and expenses for financial reporting and tax purposes. The Company's deferred tax assets consist entirely of the benefit from net operating loss
(NOL) carryforwards. The net operating loss carry forwards expire in various years through 2026. The Company's deferred tax assets are offset by a valuation allowance due to the uncertainty of the realization of the net operating loss carryforwards. Net operating loss carryforwards may be further limited by a change in company ownership and other provisions of the tax laws.

The Company's deferred tax assets, valuation allowance, and change in valuation allowance are as follows:


                                         Estimated Tax                Change in
Period Ending   Estimated NOL    NOL      Benefit from    Valuation   Valuation     Net Tax
 December 31,   Carry-forward   Expires       NOL         Allowance   Allowance     Benefit
    2005           132,039       2025       24,427        (24,427)   (17,884)         --
    2006           159,468       2026       29,502        (29,502)    (5,075)         --

Income taxes at the statutory rate are reconciled to the Company's actual income taxes as follows:

                         REGATTA CAPITAL PARTNERS, INC.
                          Notes to Financial Statements
                           December 31, 2006 and 2005

  Income tax benefit at statutory rate resulting from net
  operating loss carryforward                                     (15.0%)
  State tax benefit, net of federal benefit                        (3.5%)
  Deferred income tax valuation allowance                          18.5%
                                                                ----------
  Actual tax rate                                                    0%
                                                                ==========

Note 5:  Common Stock

The Company's authorized common stock consists of 100,000,000 shares with $.001 par value per share.

The shareholders of Monet Entertainment Group, Inc. (Monet) owned 6,000,000 shares of Monet at December 31, 2005. Under the merger agreement with the Company, each ten shares of Monet's common stock were converted into 2.21833 shares of RCPI common stock. After the merger, 1,330,571 shares were outstanding. On March 31, 2006, the Company issued 20 shares of common stock at a price of $0.10 per share for cash totaling $2. See Note 6.

In 1996, the Company sold 199,650 shares of its common stock for $1,800 cash to unrelated third parties. The shares were valued at $0.009 per share.

Note 6:  Stock Options

On November 15, 2005 the Company granted an unrelated third party options to purchase 443,666 shares of the Company's common stock to provide incentive to involve the Company with real estate opportunities. The options carry an exercise price of $6.76 per share for and vest immediately. The Company determined the fair value of the options at $0.18 per share and recorded stock based compensation of $81,063 in accordance with SFAS 123.

The fair value for these options was estimated at the date of grant using the Black-Scholes option-pricing model with the following assumptions:

        Risk-free interest rate.....................................     4.47%
        Dividend yield..............................................     0.00%
        Volatility factor...........................................   172.00%
        Weighted average expected life..............................   2 years

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

A summary of changes in the number of stock options outstanding for the years ended December 31, 2006 and 2005 is as follows:

                         REGATTA CAPITAL PARTNERS, INC.
                          Notes to Financial Statements
                           December 31, 2006 and 2005

                                                                       Weighted
                                                                        Average
                                                                       Exercise
                                                        Number of        Price
                                                         Shares        Per Share
                                                        ---------     ----------
     Balance at January 1, 2005                                --     $     --
       Options granted                                    443,666     $   6.76
       Options exercised                                       --     $     --
       Options expired/canceled                                --     $     --
                                                         --------     ---------
     Balance at December 31, 2005                         443,666     $   6.76
       Options granted                                    443,666     $   6.76
       Options exercised                                       --     $     --
       Options expired/canceled                          (443,666)    $   6.76
                                                         --------     ---------
     Balance at December 31, 2006                              --     $     --

       Options exercisable at December 31, 2005           443,666     $   6.76
       Options exercisable at December 31, 2006                --     $     --

The weighted-average grant date fair value of options granted during the years ended December 31, 2006 and 2005, was $-0- and $0.18, respectively.

All outstanding options at December 31, 2005 were canceled during the year ended December 31, 2006.

Note 7:  Merger

The Company merged with Monet Entertainment Group, Inc. (Monet), a Maryland corporation, on August 1, 2006, with RCPI the surviving corporation. Under the merger agreement each ten (10) shares of Monet's common stock were converted into 2.21833 shares of RCPI common stock, which was accounted for as a reverse stock split, since that was the substance of the transaction. All references to common stock in the financial statements have been retroactively given effect for this split.

The Company filed a Proxy Statement - Form PRE 14C with SEC on May 23, 2006 notifying its shareholders of a special meeting to approve the merger. The Company's shareholders approved the Merger Agreement on June 30, 2006. Under the Company's business plan at that time, the Company planned to acquire the outstanding bonds of Regatta Capital, Ltd. a related party.

On September 21, 2006 the Company decided to abandon its business plan to acquire the outstanding bonds of Regatta Capital, Ltd., and become a business development company.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

On October 3, 2006, the Registrant dismissed Cordovano and Honeck, LLP, Certified Public Accountants, as its independent public accountant and retained Schumacher & Associates, Inc., as its independent public accountant. The Registrant's board of directors adopted the resolutions on October 3, 2006 dismissing Cordovano and Honeck, LLP, Certified Public Accountants, and approving the selection of Schumacher & Associates, Inc.

Cordovano and Honeck, LLP, Certified Public Accountants ("C&H") had been engaged as the Company's principal independent accountants. C&H reported that the Registrant's (formerly Monet Entertainment Group, Ltd.) financial statements during the three-year period ended December 31, 2005 and any subsequent interim period through the date of dismissal did not contain an adverse opinion or disclaimer opinion, nor were such reports qualified or modified as to uncertainty, audit scope or accounting principles. During the three-year period ended December 31, 2005, and the subsequent interim periods through the date of dismissal, the Registrant did not have any disagreements with C&H on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of C&H would have caused it to make a reference to the subject matter of the disagreements in connection with its reports.

The Registrant has provided C&H with a copy of the disclosure contained herein and has requested that C&H provide the Registrant with a letter addressed to the U.S. Securities and Exchange Commission stating whether or they agree with the disclosure. C&H has provided such a letter, which is attached hereto as an Exhibit to this Current Report on Form 8-K.

During the Registrant's two most recent fiscal years December 31, 2005 and 2004 and the subsequent interim period through the engagement of Schumacher & Associates, Inc., the Registrant has not consulted with Schumacher & Associates, Inc., regarding either the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on the Registrant's financial statements, or any matter that was the subject of a disagreement or reportable event as such terms are defined in Item 304 of Regulation S-B.

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


Item 8B  Other Information:  none

                                    Part III

Item 9. Directors, Executive Officers, Promoters and Control Persons, Compliance With Section 16(A) Of the Exchange Act

              Name                    Age               Position
              -----                   ---               --------
            Philip D. Miller           28               President
            Stephen D. Replin          59               CFO/Director
            Chester A. Cedars          62               Director
            Daniel J. Deters           50               Director
            Dr. Glen Zelkind           61               Director

Directors are elected at each annual general meeting and serve until their successors have been elected. Officers are appointed by the board of directors and serve at the pleasure of the board.


Philip D. Miller: Philip D. Miller has been involved in his family real estate business located in South Bend, Indiana since the age of 16. This includes construction, planning, state approvals, building renovation, sales and financing for prospective buyers. Currently he is involved in renovation projects and several development projects. Phil's knowledge of the real estate world has come mostly from hands on experience.

Stephen D. Replin: Stephen D. Replin has served as the president, chief executive officer and director of Del Mar Income Partners, Ltd. since it's inception in November 2003. He has served as the President, Chief Executive Officer and a Director of Regatta Capital Limited since its inception in October 1988. Mr. Replin has served as the President, Chief Executive Officer and a director of Port Funding, the management company of Del Mar Income Partners, Ltd. since its inception in March, 2003. Regatta Capital Limited is engaged in the business of making mortgage loans. From April 1985 to October 1988, he served as President of Cherry Hill Capital, an asset-based lending and private banking company. Mr. Replin has been an asset-based lender to operating businesses, real estate investors, and a wide variety of commercial concerns since 1977. He received a B.S. degree in accounting from the University of Colorado and an MBA, with distinction, from the New York University Graduate School of Business with a double major of corporate finance and investments. He received a JD degree from the University of Denver College of Law and an LL.M. degree in taxation from the New York School of Law. Mr. Replin was previously engaged as a certified public accountant. He has been listed in "Who's Who in American Law" and "Who's Who in Corporate Finance." Mr. Replin served as Chairman of the Colorado Wyoming affiliate of the American Heart Association as well as serving as a member of the Board of Directors of the Desert Mountain affiliate of the American Heart Association, and currently on the Board of Directors of the Denver Metro Division of the American Heart Association.

Chester M. Cedars: Mr. Cedars has been on the Board of Directors of Regatta Capital for over ten years. He has also been the owner and senior partner in a large private medical practice for 30 years. During that time he also served as President of Clear Creek Valley Medical Society 1982-1983, President (1984-1995)and later Board of Directors of Metrowest Medical Practice Association 1984-2006, President of Superior Independent Physicians Association 1995, Board of Directors of Primary Physician Partners 1998-2001and Board of Directors of Physician Health Partners (1997-2001). He is currently a Delegate to the Colorado Medical Association and the Managing Partner in a new privately owned medical practice. Dr. Cedars has a BA from the University of Texas (1965) and an MD from UT Southwestern Medical School (1969).

Daniel J. Deters: Mr. Deters is an Attorney with 15 years of practice in a variety of office environments presently practicing in Denver, Colorado. Recently returned to full-time solo law practice after completing a six-year sabbatical exploring food and beverage operations as an employee in key positions with a variety of operations. From 1995 - 1999, Mr. Deters was an Assistant City Attorney in Denver, Colorado supervising a staff of 10 attorneys assigned to represent the Department of Human Services in child protection cases with responsibility for appellate practice and courtroom practice. Managed high-volume case load and coordinated legal and administrative staff operations. Assigned to criminal courtroom for first year as trial attorney, then re-assigned to Human Services. He received his J.D. from the University of Denver in 1990 and a B.S. in Finance from the University of Wisconsin - La Crosse in 1981

Dr. Glen Zelkind: Dr. Zelkind has been engaged in the private practice of dentistry since 1974. He has also been engaged in various business activities, including the ownership and operation of mobile home parks in Colorado Springs and Pueblo, Colorado. In addition, he has owned, operated and managed other residential rental properties. From 1990 to 1993, Dr. Zelkind served on the Board of Trustees of the Alpha Omega International Dental Fraternity, and in 1993, he served as its Chairman of the Board. He has also served as Treasurer and President of both the Metropolitan Denver Society and the Colorado Dental Association. Dr. Zelkind received a B.S. degree from Colorado State University and a D.M.D. from the University of Louisville School of Dentistry.

The Company does not have an audit, compensation or nominating committee. The Company has also not established a code of ethics.

Compliance with Section 16(a) of Securities Exchange Act of 1934

During the fiscal year ended December 31, 2006, our Directors and Officers did not comply with applicable Section 16(a) filing requirements. This statement is based solely on a review of the copies of such reports that reflect all reportable transactions furnished to us by our Directors and Officers and their written representations that such reports accurately reflect all reportable transactions. None of the officers and directors other than Mr. Replin have any shares of the Company's common stock.

Item 10. Executive Compensation

         The following table on discloses all compensation received by the Company's President (the Company's Chief Executive Officer) during the three years ending December 31, 2006 During this three-year period no executive officer received annual salary and bonus payments from the Company in excess of $100,000.

                                             SUMMARY COMPENSATION TABLE
 ----------------------------------------------------------------------------------------------------------------------
                                                                                      Long Term Compensation
 ----------------------------------------------------------------------------------------------------------------------
                                                 Annual Compensation                 Awards              Payouts
-----------------------------------------------------------------------------------------------------------------------
                                                  alary ($)   Other Annual   Securities Underlying      All Other
       Name and Principle Position         Year  S          Compensation ($)      Options (#)       Compensation ($)
-----------------------------------------------------------------------------------------------------------------------
  Philip D. Miller, President              2006      0             0                   0                    0
-----------------------------------------------------------------------------------------------------------------------
   Stephen D. Replin (former) President    2006      0             0                   0                    0
                                           2005      0             0                   0                    0
                                           2004      0             0                   0                    0
-----------------------------------------------------------------------------------------------------------------------



Item 11. Security Ownership Of Certain Beneficial Owners And Management.

The following table shows the ownership of the Company's common stock by the Company's officers and directors and by those persons known by the Company to be the beneficial owners of more than 5% of the Company's common stock as of March 20, 2006. Unless otherwise indicated all shares are owned of record.
                                                                       Percent
                                                                          of
Name and Address                                Shares Owned            Class
---------------                                 ------------          ---------
Stephen D. Replin                                989,375(1)            74.4%
222 Milwaukee St.
Suite 304
Denver, CO 80206

Phillip D. Miller                                      0                  0
222 Milwaukee St.
Suite 304
Denver, CO 80206

Chester M. Cedars                                      0                  0
222 Milwaukee St.
Suite 304
Denver, CO 80206

Daniel J. Deters                                       0                  0
222 Milwaukee St.
Suite 304
Denver, CO 80206

Dr. Glen Zelkind                                       0                  0
222 Milwaukee St.
Suite 304
Denver, CO 80206

All Officers and Directors as
a Group (5persons)                               989,375                74.4%

(1) Includes shares owned directly by Mr. Replin, his wife and various business entities controlled by Mr. Replin.

There are no arrangements known to the Company which may result in a change in control of the Company.

Item 12. Certain Relationships And Related Transactions.

Since September 1996 Regatta Capital, Ltd. has provided office space, furniture, and office equipment to the Company and its predecessor. Regatta Capital is controlled by Stephen Replin, an officer and director of the Company. As of December 31, 2006 and December 31, 2005, the Company was indebted in the amount of $20,782 and $13,551 respectively to Regatta Capital Ltd.

Item 13. Exhibits And Reports On Form 8-K

(a)  Exhibits

     3    Articles and Bylaws(1)
     10.1. Agreement and Plan of Merger dated May 17th, 2006 (2)
     31.1 Sarbanes Oxley Section 302 Certification
     31.2 Sarbanes Oxley Section 302 Certification
     32.1 Sarbanes Oxley Section 906 Certification
     32.2 Sarbanes Oxley Section 906 Certification
     99.1 Pro-Forma Financial Statements showing the effect of the merger (2)
     99.2 Financial Statements of Regatta Capital Partners, Inc. as of March 31, 2006 (2)

(1) Incorporated by reference, and as same exhibit number, from the Company's Registration Statement on Form 10-SB (Commission File Number 0-27609).

(2) Incorporated by reference, and as same exhibit number, from the Company's Definitive Information Statement filed on June 7, 2006 (Commission File Number 0-27609).

(b) The Company filed reports on Form 8-K during the quarter ending December 31, 2006 on October 6, 2006 and November 24, 2006.

Item 14.  Principal Accountant Fees And Services

Cordovano and Honeck, LLP., Certified Public Accountants, were the Company's independent auditors to examine the financial statements of the Company for the fiscal year ending December 31, 2005 and 2004. Cordovano and Honeck, LLP., performed the following services and has been paid the following fees for these fiscal years.

Audit Fees
Cordovano and Honeck, LLP., was paid aggregate fees of $2,750 for the fiscal year ended December 31, 2004 and $5,530 for the fiscal year ended December 31, 2005 for professional services rendered for the audit of the Company's annual financial statements and for the reviews of the financial statements included in Company's quarterly reports on Form 10QSB during these fiscal years.

Schumacher and Associates, Inc. was paid $1,500 for an audit of Regatta Capital Partners, Inc., as of March 31, 2006 and $1,500 for review of the Company's quarterly report for the period ended September 30, 2006.

Audit-Related Fees
Cordovano and Honeck, LLP., was not paid any additional fees for the fiscal years ended December 31, 2004 and December 31, 2005 for assurance and related services reasonably related to the performance of the audit or review of the Company's financial statements.

Tax Fees
Cordovano and Honeck, LLP., was not paid any fees for the fiscal years ended December 31, 2004 and December 31, 2005 for professional services rendered for tax compliance, tax advice and tax planning.

Other Fees
Cordovano and Honeck, LLP., was paid no other fees for professional services during the fiscal years ended December 31, 2004 and December 31, 2005.

                                   SIGNATURES


     In accordance with Section 13 or 15(a) of the Exchange Act, the Registrant has caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized on the 30th day of March, 2007.

                                       REGATTA CAPITAL PARTNERS, INC.


                                             /s/ Philip D. Miller
                                             --------------------
                                             Phillip D. Miller, President


                                             /s/ Stephen D. Replin
                                             ---------------------
                                             Stephen D. Replin,
                                             Principal Financial Officer


     In accordance with the Exchange Act, this Report has been signed by the following persons on behalf of the Registrant in the capacities and on the dates indicated.


Signature                           Title                       Date
---------                           -----                       ----

/s/ Stephen D Replin
----------------------
Stephen Replin                     Director                   March 30, 2007


/s/ Chester M. Cedars
----------------------
Chester M. Cedars                  Director                  March 30, 2007


/s/ Daniel P. Deters
----------------------
Daniel P. Deters                   Director                  March 30, 2007


/s/ Glen Zelkind
----------------------
Glen Zelkind                       Director                  March 30, 2007