Form 10QSB
period 2007-03-31
Regatta Capital Partners, Inc.
filed 2007-05-09
CIK 1029356

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-QSB

             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For the quarter ended March 31, 2007

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

                                 (303) 329 3479
                                 --------------
              (Registrant's telephone number, including area code)

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

APPLICABLE ONLY TO CORPORATE ISSUERS

As of May 7, 2007 the Company had 1,330,591 shares of Common Stock issued and outstanding.

ITEM 1. FINANCIAL STATEMENTS


                                                                            Page
                                                                            ----

Balance Sheet at March 31, 2007 (unaudited) and
     December 31, 2006                  ..................................   F-2

Statements of Operations for the three months ended
     March 31, 2007 and 2006 (unaudited)..................................   F-3

Statements of Cash Flows for the three months ended
     March 31, 2007 and 2006 (unaudited)..................................   F-5

Notes to Condensed Financial Statements ..................................   F-6


                         REGATTA CAPITAL PARTNERS, INC.
                          (A Development Stage Company)
                                 BALANCE SHEETS

                                     ASSETS


                                                                   March 31,   December 31,
                                                                     2007         2006
                                                                 (Unaudited)   (See Note 1)
                                                                  ----------    ----------
Current assets:
   Cash and cash equivalents                                      $    2,360    $    2,354
                                                                  ----------    ----------

          Total assets                                            $    2,360    $    2,354
                                                                  ==========    ==========


                 LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)

Current Liabilities

    Accounts payable                                              $    1,024    $    1,655
    Accrued expenses                                                   5,500         4,000
    Accounts payable, related parties                                 23,124        21,444
                                                                  ----------    ----------

          Total liabilities (all current)                             29,648        27,099

Shareholders' equity (deficit):
   Common stock, no par value; authorized 25,000,000
    shares; 1,330,571 shares issued and outstanding                    1,331         1,331
   Additional paid-in capital                                        133,392       133,392
   Accumulated deficit during development stage                     (162,011)     (159,468)
                                                                  ----------    ----------

          Total shareholders' equity (deficit)                       (27,288)      (24,745)
                                                                  ----------    ----------

          Total liabilities and shareholders' equity (deficit)    $    2,360    $    2,354
                                                                  ==========    ==========

                       See notes to financial staetments.



                         REGATTA CAPITAL PARTNERS, INC.
                          (A Development Stage Company)
                            STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                                            Sept. 20, 1996
                                          For the three    For the three      (Inception)
                                           months ended    months ended         through
                                            March 31,        March 31,         March 31,
                                               2007            2006              2007
                                          -------------    -------------    -------------
Operating Expenses:
    Stock option                                     --               --           81,063
    General and administrative expenses           2,550            5,356           83,147
                                          -------------    -------------    -------------

Total Operating Expenses                          2,550            5,356          164,210
                                          -------------    -------------    -------------

Other Income and (Expense):
   Impairment loss (Note 1)                          --               --           (5,115)
   Miscellaneous income                              --               --            8,225
   Interest income                                    7               10              296
                                          -------------    -------------    -------------

Total Other Income and (Expense)                      7               10            3,406
                                          -------------    -------------    -------------

Net (loss) before income tax provision    $      (2,543)   $      (5,346)   $    (160,804)

Income tax provision                                 --               --           (1,207)
                                          -------------    -------------    -------------

                                          $      (2,543)   $      (5,346)   $    (162,011)
                                          =============    =============    =============


Basic and diluted net (loss) per share    $         Nil    $         Nil
                                          =============    =============

Weighted average shares of common
   common stock outstanding                   1,330,571        1,330,571
                                          =============    =============

                       See notes to financial statements.

                         REGATTA CAPITAL PARTNERS, INC.
                          (A Development Stage Company)
                            STATEMENTS OF CASH FLOWS
                                   (Unadited)

                                                                                                 Sept. 20, 1996
                                                             For the three     For the three       (Inception)
                                                               months ended     months ended         through
                                                               March 31,        March 31,           March 31,
                                                                 2007             2006                2007
                                                             --------------   --------------    ------------------
Cash flows from operating activities:
   Net income (loss)                                        $       (2,543)  $       (5,346)   $         (162,011)
   Adjustments to reconcile net (loss) to
    cash used in operating activities:
      Stock based compensation                                           -                -                 3,004
      Stock options expense                                              -                -                81,063
      Impairment loss                                                    -                -                 5,115
      Increase in accounts payable                                     869            2,208                 6,528
                                                             -------------- ----------------  --------------------
Cash (used in) operating activities                                 (1,674)          (3,138)              (66,301)

Cash flows from financing activities:
   Contributed capital                                                   -                -                25,123
   Advances from related parties                                     1,680            2,440                45,374
   Repayments to related parties                                         -                -                (3,636)
   Sale of common stock                                                  -                2                 1,800
                                                             --------------   --------------    ------------------

Cash provided by financing activities                                1,680            2,442                68,661

Increase (decrease) in cash and cash equivalents                         6             (696)                2,360
Cash at beginning of period                                          2,354            3,001                     -
                                                           ---------------- ----------------  --------------------

Cash at end of period                                      $         2,360  $         2,305   $             2,360
                                                           ================ ================  ====================

Interest paid                                              $             -  $             -   $                 -
                                                           ================ ================  ====================

Income taxes paid                                          $             -  $             -   $                 -
                                                           ================ ================  ====================


Non Cash Transactions:

Acquisition of interest in motion picture                  $             -  $             -   $             5,000
                                                           ================ ================  ====================
Investment in common shares of energy Acquisition          $             -  $             -   $               115
                                                           ================ ================  ====================
Shares issued in exchange for related party advances       $             -  $             -   $            18,615
                                                           ================ ================  ====================


                       See notes to financial statements.

                         REGATTA CAPITAL PARTNERS, INC.
                     Notes to Condensed Financial Statements
                                 March 31, 2007
                                   (Unaudited)


(1)  Summary of Significant Accounting Policies:

Basis of presentation

The balance sheet as of March 31, 2007, the statements of operations and the statements of cash flows for the three month periods ended March 31, 2007 and 2006, have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and changes in financial position at March 31, 2007, and for all periods presented, have been made.

It is suggested that these statements be read in conjunction with the Company's audited financial statements and the accompanying notes for the year ended December 31, 2006, included in the Company's Form 10-KSB, filed with the Securities and Exchange Commission.

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

                         REGATTA CAPITAL PARTNERS, INC.
                     Notes to Condensed Financial Statements
                                 March 31, 2007
                                   (Unaudited)



Note 2:  Related Party Transactions

During the three months ended March 31, 2007, Regatta Capital Ltd., a company owned by the president of the Company, paid for certain expenses on behalf of the Company totaling $1,680. At March 31, 2007, the Company is indebted in the amount of $23,124 to related parties.

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

Item 2. Management's Discussion and Analysis of Financial Condition/Plan of Operations

Plan of Operation

The Company intends to maintain its corporate existence and continue filing its required reports pursuant to the Securities Exchange Act and seek out other business opportunities for the Company, including but not limited to reorganization with a privately held business seeking to utilize the Company's status as registered under the Exchange Act.

As of March 31, 2007 the Company had $2,360 in cash and $29,648 in total liabilities. It has an accumulated deficit of $162,011.

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


Item 3. Controls and procedures

The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company's Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to the Company's management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure based closely on the definition of "disclosure controls and procedures" in Rule 13a-15(e). In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

As of the end of the period reported upon, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and the Company's Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on the foregoing, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective. There have been no changes in the Company's internal controls or in other factors that have materially affected or are reasonably likely to materially affect the internal controls subsequent to the date the Company completed its evaluation.

                                     PART II

Item 6.

     (A)  Exhibits

     31.1 Sarbanes Oxley Section 302 Certification
     31.2 Sarbanes Oxley Section 302 Certification
     32.1 Sarbanes Oxley Section 906 Certification
     32.2 Sarbanes Oxley Section 906 Certification


     (B) Reports on Form 8-K

     The Company filed no reports on Form 8-K during the quarter ended March 31, 2007.

                                   SIGNATURES

     In accordance with Section 13 or 15(a) of the Exchange Act, the Registrant has caused this Amended Report to be signed on its behalf by the undersigned, thereunto duly authorized on the 9th day of May 2007.


                         REGATTA CAPITAL PARTNERS, INC.
                       Fka MONET ENTERTAINMENT GROUP, LTD.

                                        /s/ Philip D. Miller
                                        -----------------------------
                                        Philip D. Miller, President,
                                        Chief Executive Officer

                                        /s/ Stephen D. Replin
                                        -----------------------------
                                        Principal Financial Officer