Form 10QSB
period 2007-06-30
Regatta Capital Partners, Inc.
filed 2007-08-14
CIK 1029356

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-QSB

             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For the quarter ended June 30, 2007

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

APPLICABLE ONLY TO CORPORATE ISSUERS

As of August 13, 2007 the Company had 1,330,591 shares of Common Stock issued and outstanding.

ITEM 1. FINANCIAL STATEMENTS


                                                                            Page
                                                                            ----

Balance Sheet at June 30, 2007 (unaudited) and
     December 31, 2006                  ..................................   F-2

Statements of Operations for the three months ended
     June 30, 2007 and 2006 (unaudited)..................................    F-3

Statements of Operations for the six months ended
     June 30, 2007 and 2006 (unaudited)..................................    F-4

Statements of Cash Flows for the six months ended
     June 30, 2007 and 2006 (unaudited)..................................    F-5

Notes to Condensed Financial Statements ..................................   F-6

                         REGATTA CAPITAL PARTNERS, INC.
                          (A Development Stage Company)
                                 BALANCE SHEETS

                                     ASSETS
                                                                  June 30,   December 31,
                                                                   2007         2006
                                                                (Unaudited)  (See Note 1)
                                                                 ---------    ---------
Current assets:
   Cash and cash equivalents                                     $   2,364    $   2,354
                                                                 ---------    ---------


          Total assets                                           $   2,364    $   2,354
                                                                 =========    =========


                LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)

Current Liabilities

    Accounts payable                                             $     455    $   1,655
    Accrued expenses                                                 1,000        4,000
    Accounts payable, related parties                               30,723       21,444
                                                                 ---------    ---------

          Total liabilities (all current)                           32,178       27,099


Shareholders' equity (deficit):
   Common stock, no par value; authorized 25,000,000
    shares; 1,330,571 shares issued and outstanding.                 1,331        1,331
   Additional paid-in capital                                      133,392      133,392
   Accumulated deficit during development stage                   (164,537)    (159,468)
                                                                 ---------    ---------

          Total shareholders' equity (deficit)                     (29,814)     (24,745)
                                                                 ---------    ---------

          Total liabilities and shareholders' equity (deficit)   $   2,364    $   2,354
                                                                 =========    =========

    The accompanying notes are an integral part of the financial statements.


                         REGATTA CAPITAL PARTNERS, INC.
                          (A Development Stage Company)
                            STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                         For the three  For the three
                                          months ended  months ended
                                            June 30,       June 30,
                                              2007          2006
                                          -----------    -----------
Operating Expenses:
    Stock option                                   --             --
    General and administrative expenses         2,533          7,321
                                          -----------    -----------

Total Operating Expenses                        2,533          7,321
                                          -----------    -----------

Other Income and (Expense):
   Impairment loss (Note 1)                        --             --
   Miscellaneous income                            --             --
   Interest income                                  7              7
                                          -----------    -----------

Total Other Income and (Expense)                    7              7
                                          -----------    -----------

Net (loss) before income tax provision    $    (2,526)   $    (7,314)

Income tax provision                               --             --
                                          -----------    -----------

                                          $    (2,526)   $    (7,314)
                                          ===========    ===========


Basic and diluted net (loss) per share    $       Nil    $       Nil
                                          ===========    ===========

Weighted average shares of common
   common stock outstanding                 1,330,571      1,330,571
                                          ===========    ===========


    The accompanying notes are an integral part of the financial statements.

                         REGATTA CAPITAL PARTNERS, INC.
                          (A Development Stage Company)
                            STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                                       Sept. 20, 1996
                                          For the six     For the six   (Inception)
                                          months ended   months ended     through
                                            June 30,       June 30,       June 30,
                                              2007           2006          2007
                                          -----------    -----------    -----------
Operating Expenses:
    Stock option                                   --             --         81,063
    General and administrative expenses         5,083         12,365         85,680
                                          -----------    -----------    -----------

Total Operating Expenses                        5,083         12,365        166,743
                                          -----------    -----------    -----------

Other Income and (Expense):
   Impairment loss (Note 1)                        --             --         (5,115)
   Miscellaneous income                            --             --          8,225
   Interest income                                 14             17            303
                                          -----------    -----------    -----------

Total Other Income and (Expense)                   14             17          3,413
                                          -----------    -----------    -----------

Net (loss) before income tax provision    $    (5,069)   $   (12,348)   $  (163,330)

Income tax provision                               --             --         (1,207)
                                          -----------    -----------    -----------

                                          $    (5,069)   $   (12,348)   $  (164,537)
                                          ===========    ===========    ===========


Basic and diluted net (loss) per share    $       Nil    $       Nil
                                          ===========    ===========

Weighted average shares of common
   common stock outstanding                 1,330,571      1,330,571
                                          ===========    ===========


    The accompanying notes are an integral part of the financial statements.

                         REGATTA CAPITAL PARTNERS, INC.
                          (A Development Stage Company)
                            STATEMENTS OF CASH FLOWS
                                   (Unadited)

                                                                                Sept. 20, 1996
                                                      For the six   For the six  (Inception)
                                                      months ended  months ended   through
                                                        June 30,     June 30,      June 30,
                                                         2007          2006          2007
                                                       ---------    ---------     ---------
Cash flows from operating activities:
   Net income (loss)                                   $  (5,069)   $ (12,348)    $(164,537)
   Adjustments to reconcile net (loss) to
    cash used in operating activities:
      Stock based compensation                                --           --         3,004
      Stock options expense                                   --           --        81,063
      Impairment loss                                         --           --         5,115
      Increase (decrease) in accounts payable
       and accrued liabilities                            (4,200)          30          (221)
                                                       ---------    ---------     ---------
Cash (used in) operating activities                       (9,269)     (12,318)      (75,576)

Cash flows from financing activities:
   Contributed capital                                        --           --        25,123
   Advances from related parties                           9,279       11,626        54,653
   Repayments to related parties                              --           --        (3,636)
   Sale of common stock                                       --        1,800
                                                       ---------    ---------     ---------

Cash provided by financing activities                      9,279       11,626        77,940

Increase (decrease) in cash and cash equivalents              10         (692)        2,364
Cash at beginning of period                                2,354        3,001            --
                                                       ---------    ---------     ---------

Cash at end of period                                  $   2,364    $   2,309     $   2,364
                                                       =========    =========     =========

Interest paid                                          $      --    $      --     $      --
                                                       =========    =========     =========

Income taxes paid                                      $      --    $      --     $      --
                                                       =========    =========     =========


Non Cash Transactions:

Acquisition of interest in motion picture              $      --    $      --     $   5,000
                                                       =========    =========     =========
Investment in common shares of energy Acquisition      $      --    $      --     $     115
                                                       =========    =========     =========
Shares issued in exchange for related party advances   $      --    $      --     $  18,615
                                                       =========    =========     =========

    The accompanying notes are an integral part of the financial statements.

                         REGATTA CAPITAL PARTNERS, INC.
                     Notes to Condensed Financial Statements
                                  June 30, 2007
                                   (Unaudited)


(1)  Summary of Significant Accounting Policies:

Basis of presentation

The balance sheet as of June 30, 2007, the statements of operations and the statements of cash flows for the three month and six month periods ended June 30, 2007 and 2006, have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and changes in financial position at June 30, 2007, and for all periods presented, have been made.

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

Note 2:  Related Party Transactions

During the three months ended June 30, 2007, Regatta Capital Ltd., a company owned by a director of the Company, paid for certain expenses on behalf of the Company totaling $1,455. At June 30, 2007, the Company is indebted in the amount of $30,723 to related parties.

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

As of June 30, 2007 the Company had $2,364 in cash and $32,178 in total liabilities. It has an accumulated deficit of $164,537.

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


     (B) Reports on Form 8-K

     The Company filed no reports on Form 8-K during the quarter ended June 30, 2007.



                                   SIGNATURES

     In accordance with Section 13 or 15(a) of the Exchange Act, the Registrant has caused this Amended Report to be signed on its behalf by the undersigned, thereunto duly authorized on the 13th day of August 2007.


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