Form 10QSB
period 2007-09-30
Regatta Capital Partners, Inc.
filed 2007-11-09
CIK 1029356

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-QSB

             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For the quarter ended September 30, 2007

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

APPLICABLE ONLY TO CORPORATE ISSUERS

As of November 9, 2007 the Company had 1,330,591 shares of Common Stock issued and outstanding.

ITEM 1. FINANCIAL STATEMENTS


                                                                            Page
                                                                            ----

Balance Sheet at September 30, 2007 (unaudited) and
     December 31, 2006                  ..................................   F-2

Statements of Operations for the nine months ended
     September 30, 2007 and 2006 (unaudited)..............................   F-3

Statements of Cash Flows for the Three months ended
     September 30, 2007 and 2006 (unaudited)..............................   F-4

Statements of Cash Flows for the nine months ended
     September 30, 2007 and 2006 (unaudited)..............................   F-5

Notes to Condensed Financial Statements ..................................   F-6

                         REGATTA CAPITAL PARTNERS, INC.
                          (A Development Stage Company)
                                 BALANCE SHEETS

                              ASSETS


                                                          Sept 30,  December 31,
                                                            2007        2006
                                                        (Unaudited) (See Note 1)
                                                         ---------    ---------
Current assets:
   Cash and cash equivalents                             $   2,356    $   2,354
                                                         ---------    ---------

          Total assets                                   $   2,356    $   2,354
                                                         =========    =========




             LIABILITIES AND SHAREHOLDERS' (DEFICIT)

Current Liabilities


    Accounts payable                                     $     355    $   1,655
    Accrued expenses                                         1,000        4,000
    Accounts payable, related parties                       32,058       21,444
                                                         ---------    ---------

          Total liabilities (all current)                   33,413       27,099

Shareholders' deficit:
   Common stock, no par value; authorized 25,000,000
    shares; 1,330,591 shares issued and outstanding.         1,331        1,331
   Additional paid-in capital                              133,392      133,392
   Accumulated deficit during development stage           (165,780)    (159,468)
                                                         ---------    ---------

          Total shareholders' deficit                      (31,057)     (24,745)
                                                         ---------    ---------

          Total liabilities and shareholders' deficit    $   2,356    $   2,354
                                                         =========    =========

                       See notes to financial statements


                         REGATTA CAPITAL PARTNERS, INC.
                          (A Development Stage Company)
                            STATEMENTS OF OPERATIONS
                                   (Unaudited)
                                                                                      Sept 20,
                                                                                       1996
                                                    For the nine   For the nine     (Inception)
                                                    months ended   months ended       through
                                                      Sept 30,       Sept 30,        Sept 30,
                                                        2007           2006            2007
                                                    ------------   ------------     -----------
Operating Expenses:
    Stock option expense (Note5)                               -             -          81,063
    General and administrative expenses                    6,331        18,026          86,928
                                                    -------------  ------------     -----------

Total Operating Expenses                                   6,331        18,026         167,991
                                                    -------------  ------------     -----------

Other Income and (Expense):
   Interest income                                            20            24             309
   Miscellaneous income (Note 3)                               -             -           8,225
   Impairment loss (Note 1)                                    -             -          (5,115)
                                                    -------------  ------------     -----------

Total Other Income and (Expense)                              20            24           3,419
                                                    -------------  ------------     -----------

Net (loss) before income tax provision                    (6,311)      (18,002)       (164,573)

Income tax provision                                                                    (1,207)
                                                    -------------  ------------     -----------

Net (loss)                                          $     (6,311)  $   (18,002)       (165,780)
                                                    =============  ============     ===========


Basic and diluted net (loss) per share              $      (0.00)  $     (0.01)          (0.12)
                                                    =============  ============     ===========

Weighted average shares of common
   common stock outstanding                            1,330,591     1,330,575       1,330,571
                                                    ============   ============     ===========


                       See notes to financial statements

                         REGATTA CAPITAL PARTNERS, INC.
                          (A Development Stage Company)
                            STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                                  For the three    For the three
                                                  months ended     months ended
                                                     Sept 30,         Sept 30,
                                                       2007             2006
                                                   -----------      -----------
Operating Expenses:
    General and administrative expenses                  1,248            3,128
                                                   -----------      -----------

Total Operating Expenses                                 1,248            3,128
                                                   -----------      -----------

Other Income and (Expense):
   Interest income                                           6                7

Total Other Income and (Expense)                             6                7
                                                   -----------      -----------

Net (loss)                                         $    (1,242)     $    (3,121)
                                                   ===========      ===========


Basic and diluted net (loss) per share             $     (0.00)     $     (0.00)
                                                   ===========      ===========

Weighted average shares of common
   common stock outstanding                          1,330,591        1,330,584
                                                   ===========      ===========

                       See notes to financial statements

                         REGATTA CAPITAL PARTNERS, INC.
                          (A Development Stage Company)
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                     Sept. 20, 1996
                                                       For the nine     For the nine   (Inception)
                                                       months ended     months ended     through
                                                         Sept 30,         Sept 30,       Sept 30,
                                                           2007             2006           2007
                                                       ------------    ------------    ------------
Cash flows from operating activities:
   Net income (loss)                                   $     (6,311)   $    (18,002)   $   (165,780)
   Adjustments to reconcile net (loss) to
    cash used in operating activities:
      Stock based compensation                                   --              --           3,004
      Stock options expense                                      --              --          81,065
      Impairment loss                                            --              --           5,115
      Increase (decrease) in accounts payable
       and accrued expenses                                  (4,300)          2,360           1,358
                                                       ------------    ------------    ------------
Cash (used in) operating activities                         (10,611)        (15,642)        (75,238)

Cash flows from financing activities:
   Contributed capital                                           --              --          25,123
   Advances from related parties                             10,613          14,988          54,307
   Repayments to related parties                                 --              --          (3,636)
   Sale of common stock                                          --              --           1,800
                                                       ------------    ------------    ------------

Cash provided by financing activities                        10,613          14,988          77,594

Increase (decrease) in cash and cash equivalents                  2            (654)          2,356
Cash at beginning of period                                   2,354           3,001              --
                                                       ------------    ------------    ------------

Cash at end of period                                  $      2,356    $      2,347    $      2,356
                                                       ============    ============    ============

Interest paid                                          $         --    $         --    $         --
                                                       ============    ============    ============

Income taxes paid                                      $         --    $         --    $         --
                                                       ============    ============    ============


Non Cash Transactions:

Acquisition of interest in motion picture              $         --    $         --    $      5,000
                                                       ============    ============    ============
Investment in common shares of energy Acquisition      $         --    $         --    $        115
                                                       ============    ============    ============
Shares issued in exchange for related party advances   $         --    $         --    $     18,615
                                                       ============    ============    ============



                       See notes to financial statements

                         REGATTA CAPITAL PARTNERS, INC.
                     Notes to Condensed Financial Statements
                               September 30, 2007
                                   (Unaudited)

(1)  Summary of Significant Accounting Policies:

Basis of presentation
---------------------

The balance sheet as of September 30, 2007, the statements of operations and the statements of cash flows for the three month and nine month periods ended September 30, 2007 and 2006, have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and changes in financial position at September 30, 2007, and for all periods presented, have been made.

It is suggested that these statements be read in conjunction with the Company's audited financial statements and the accompanying notes for the year ended December 31, 2006, included in the Company's Form 10-KSB, filed with the Securities and Exchange Commission.

Development Stage Company
-------------------------

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

Basis of Presentation - Going Concern
-------------------------------------

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

Cash and Cash Equivalents
-------------------------

The Company considers all highly liquid securities with original maturities of three months or less when acquired to be cash equivalents.

                         REGATTA CAPITAL PARTNERS, INC.
                     Notes to Condensed Financial Statements
                               September 30, 2007
                                   (Unaudited)


Note 2:  Related Party Transactions

During the nine months ended September 30, 2007, Regatta Capital Ltd., a company owned by the president of the Company, paid for certain expenses on behalf of the Company totaling $10,614. At September 30, 2007, the Company is indebted in the amount of $32,058 to related parties.

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

As of September 30, 2007 the Company had $2,356 in cash and $33,413 in total liabilities. It has an accumulated deficit of $165,780.

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


     (B) Reports on Form 8-K

     The Company filed no reports on Form 8-K during the quarter ended September 30, 2007.

                                   SIGNATURES

     In accordance with Section 13 or 15(a) of the Exchange Act, the Registrant has caused this Amended Report to be signed on its behalf by the undersigned, thereunto duly authorized on the 9th day of November 2007.


                         REGATTA CAPITAL PARTNERS, INC.



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