Form 10KSB
period 2007-12-31
Regatta Capital Partners, Inc.
filed 2008-03-31
CIK 1029356

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB
(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the Fiscal Year Ended December 31, 2007

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

                                 [X] Yes [_] No

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

The Company's revenues for the most recent fiscal year were $0.
                                                            ---
The aggregate market value of the voting stock held by non-affiliates of the Company on March 20, 2008, was $0.00.

As of March 20, 2008 the Company had 1,330,591 issued and outstanding shares of common stock.

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

Employees and Offices

As of March 20, 2008 the Company did not have any full time employees.

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


Item 4. Submission Of Matters To A Vote Of Security Holders.

         Not Applicable

                                     Part II

Item 5. Market For Registrant's Common Equity And Related Stockholder Matters

As of March 20, 2008, there were approximately 1,200 beneficial owners of the Company's common stock. The Company's common stock does not have a trading symbol and is not listed on any market. There have been no reported bids or offers and no trades have been made.

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

As of December 31, 2007, the Company had $2,356 in cash and $38,702 in total liabilities. It has an accumulated deficit of $171,069.

We will need additional funding to achieve our plan of operation and to pay for the costs associated with being a public company, including compliance and audits of our financial statements. In the past we have relied on loans and advances from shareholders to fund our operations, however, we have no written or firm agreement regarding financing.

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

ITEM 7. FINANCIAL STATEMENTS

                                                                        Page

Report of Independent Registered Public Accounting Firm                 F-2

Balance Sheets                                                          F-3

Statements of Operations                                                F-4

Statement of Changes in Shareholders' (Deficit)                         F-5

Statements of Cash Flows                                                F-6

Notes to Financial Statements                                           F-7

             Report of Independent Registered Public Accounting Firm


Board of Directors
Regatta Capital Partners, Inc.

We have audited the accompanying balance sheet of Regatta Capital Partners, Inc., as of December 31, 2007 and 2006, and the related statements of operations, shareholders' (deficit), and cash flows for the two years ended December 31, 2007 and 2006, and for the period from September 20, 1996 (inception) through December 31, 2007. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. The financial statements for the cumulative period from September 20, 1996 to December 31, 2005 were audited by other auditors whose report dated January 26, 2006 expressed an unqualified opinion on those statements. Our opinion on the statement of shareholders' (deficit), operations and cash flows for the period September 20, 1996 through December 31, 2007, insofar as it relates to amounts for prior periods through December 31, 2005 is based solely on the reports of other auditors.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States of America). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Regatta Capital Partners, Inc. as of December 31, 2007 and 2006, and the results of its operations and cash flows for the two years ended December 31, 2007 and 2006, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As described in Note 2, the Company has sustained recurring losses, has net capital and working capital deficits and no business operations, which raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to this matter are also discussed in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


/s/ Schumacher & Associates, Inc.
--------------------------------
SCHUMACHER & ASSOCIATES, INC.

Denver, Colorado
March 10, 2008


                         REGATTA CAPITAL PARTNERS, INC.
                          (A Development Stage Company)
                                 BALANCE SHEETS

                                     ASSETS
                                                                December 31,  December 31,
                                                                    2007         2006
                                                                 ---------    ---------
Current assets:
   Cash and cash equivalents                                     $   2,356    $   2,354
                                                                 ---------    ---------
Total current assets                                                 2,356        2,354

          Total assets                                           $   2,356    $   2,354
                                                                 =========    =========

                 LIABILITIES AND SHAREHOLDERS' (DEFICIT)

Current Liabilities


    Accounts payable                                             $       -    $   1,655
    Accrued expenses                                                 4,700        4,000
    Accounts payable, related parties                               34,002       21,444
                                                                 ---------    ---------

          Total liabilities (all current)                           38,702       27,099

Commitments and contingencies (Notes 2, 3, 4 and 7)

Shareholders' (deficit):
   Common stock, $.001 par value; authorized
    100,000,000 shares; 1,330,591 shares issued
    and outstanding                                                  1,331        1,331
   Additional paid-in capital                                      133,392      133,392
   Accumulated deficit during development stage                   (171,069)    (159,468)
                                                                 ---------    ---------

          Total shareholders' (deficit)                            (36,346)     (24,745)
                                                                 ---------    ---------

          Total liabilities and shareholders' (deficit)          $   2,356    $   2,354
                                                                 =========    =========


   The accompanying notes are an integral part of these financial statements.


                         REGATTA CAPITAL PARTNERS, INC.
                          (A Development Stage Company)
                            STATEMENTS OF OPERATIONS


                                                                              Sept 20,
                                                                                1996
                                          For the year     For the year    (Inception)
                                            ended             ended           through
                                           December 31,     December 31,    December 31,
                                               2007             2006            2007
                                          -------------    -------------    -----------
Operating Expenses:
    Stock option expense (Note 6)                    --               --         81,063
    General and administrative expenses          11,621           27,460         92,218
                                          -------------    -------------    -----------

Total Operating Expenses                         11,621           27,460        173,281
                                          -------------    -------------    -----------

Other Income and (Expense):
   Interest income                                   20               31            309
   Miscellaneous income                              --               --          8,225
   Impairment loss (Note 2)                          --               --         (5,115)
                                          -------------    -------------    -----------

Total Other Income and (Expense)                     20               31          3,419
                                          -------------    -------------    -----------

Net (loss) before income tax provision          (11,601)         (27,429)      (169,862)

Income tax provision                                  -                -         (1,207)
                                          -------------    -------------    -----------

Net (loss)                                $     (11,601)   $     (27,429)      (171,069)
                                          =============    =============    ===========


Basic and diluted net (loss) per share    $       (0.01)   $       (0.02)         (0.15)
                                          =============    =============    ===========

Weighted average shares of common
   common stock outstanding                   1,330,591        1,330,586      1,139,871
                                          =============    =============    ===========


   The accompanying notes are an integral part of these financial statements.

                         REGATTA CAPITAL PARTNERS, INC.
                          (A DEVELOPMENT STAGE COMPANY)

             STATEMENT OF CHANGES IN SHAREHOLDERS' (DEFICIT)
                                DECEMBER 31, 2007

                                                                                                 Deficit
                                                                                               Accumulated
                                                               Common stock        Additional    during
                                                          ---------------------     paid-in    Development
                                                            Shares       Amount     capital      Stage               Total
                                                          ----------  ----------  ----------    -----------   -----------
Balances at September 20, 1996 (inception)                         -    $      -    $      -    $        -    $        -
Shares issued in exchange for interest
  in motion  picture at $0.002 per share,
  September 1996                                             508,944         509       4,491             -         5,000
Shares issued in exchange for common stock of
  Energy Acquisition at $0.0002 per share,
  October 1996                                               110,881         111           4             -           115
Shares issued in exchange for officer compensation
  at $0.002 per share, December 1996                         289,399         289       2,715             -         3,004
Issuance of common stock for cash at $0.002 per share        199,586         200       1,600             -         1,800
Net loss                                                           -           -           -        (2,843)       (2,843)
                                                          ----------  ----------  ----------    -----------   -----------
Balances at December 31, 1996, 1997, 1998, 1999, 2000      1,108,810       1,109       8,810        (2,843)        7,076

Contributed capital                                                -           -      25,123             -        25,123
Net loss                                                           -           -           -       (25,123)      (25,123)
                                                          ----------  ----------  ----------    -----------   -----------
Balances at December 31, 2001                              1,108,810       1,109      33,933       (27,966)        7,076

Net loss                                                           -           -           -        (1,579)       (1,579)
                                                          ----------  ----------  ----------    -----------   -----------
Balances at December 31, 2002                              1,108,810       1,109      33,933       (29,545)        5,497

Net loss                                                           -           -           -        (1,007)       (1,007)
                                                          ----------  ----------  ----------    -----------   -----------
Balances at December 31, 2003                              1,108,810       1,109      33,933       (30,552)        4,490

Net loss                                                           -           -           -        (4,817)       (4,817)
                                                          ----------  ----------  ----------    -----------   -----------
Balances at December 31, 2004                              1,108,810       1,109      33,933       (35,369)         (327)

Shares issued in exchange for payable at $0.185 per
  share, October 2005                                        221,761         222      18,393             -        18,615
Stock options granted at November 15, 2005                         -           -      81,063             -        81,063
Net loss                                                           -           -           -       (96,670)      (96,670)
                                                          ----------  ----------  ----------    -----------   -----------
Balances at December 31, 2005                              1,330,571       1,331     133,389      (132,039)        2,681

Issuance of shares per merger at $0.10 per share                  20           -           2             -             2
Net loss                                                           -           -           -       (27,429)      (27,429)
                                                          ----------  ----------  ----------    -----------   -----------
Balance at December 31, 2006                               1,330,591       1,331     133,392      (159,468)      (24,745)

Net loss                                                           -           -           -       (11,601)      (11,601)
                                                          ----------  ----------  ----------    -----------   -----------
Balances at December 31, 2007                              1,330,591  $    1,331  $  133,392    $ (171,069)   $  (36,346)
                                                          ==========  ==========  ===========   ============  ============

   The accompanying notes are an integral part of these financial statements.


                         REGATTA CAPITAL PARTNERS, INC.
                          (A Development Stage Company)
                            STATEMENTS OF CASH FLOWS
                                                                                                      Sept. 20, 1996
                                                               For the year       For the year        (Inception)
                                                                  ended              ended           through
                                                               December 31,        December 31,        December 31,
                                                                 2007                 2006                2007
                                                            ---------------      ---------------     --------------
Cash flows from operating activities:
   Net income (loss)                                        $      (11,601)      $      (27,429)     $     (171,069)
   Adjustments to reconcile net (loss) to
    cash used in operating activities:
      Stock based compensation                                           -                    -               3,004
      Stock options expense                                              -                    -              81,063
      Impairment loss                                                    -                    -               5,115
      Increase in accounts payable and accrued expenses               (955)               5,338               4,700

                                                             --------------     ----------------    ----------------
Cash (used in) operating activities                                (12,556)             (22,091)            (77,187)

Cash flows from financing activities:
   Contributed capital                                                   -                    -              25,123
   Advances from related parties                                    12,558               21,444              56,256
   Repayments to related parties                                         -                    -              (3,636)
   Sale of common stock                                                  -                    -               1,800
                                                             --------------       --------------     ---------------

Cash provided by financing activities                               12,558               21,444              79,543

Increase (decrease) in cash and cash equivalents                         2                 (647)              2,356
Cash at beginning of period                                          2,354                3,001                   -
                                                           ----------------     ----------------    ----------------

Cash at end of period                                      $         2,356      $         2,354     $         2,356
                                                           ================     ================    ================

Interest paid                                              $             -      $             -     $             -
                                                           ================     ================    ================

Income taxes paid                                          $             -      $             -     $             -
                                                           ================     ================    ================
Non Cash Transactions:

Acquisition of interest in motion picture                  $             -      $             -     $         5,000
                                                           ================     ================    ================
Investment in common shares of energy Acquisition          $             -      $             -     $           115
                                                           ================     ================    ================
Shares issued in exchange for related party advances       $             -      $             -     $        18,615
                                                           ================     ================    ================

   The accompanying notes are an integral part of these financial statements.

                         REGATTA CAPITAL PARTNERS, INC.
                          Notes to Financial Statements
                           December 31, 2007 and 2006

Note 1 - Nature and Continuance of Operations:

Organization

Regatta Capital Partners, Inc. (the "Company")(RCPI) was incorporated in the State of Maryland, United States of America, on March 8, 2006. The Company merged with Monet Entertainment Group, Inc. (Monet), a Colorado corporation formed in 1996, on August 1, 2006, with RCPI the surviving corporation. Under the merger agreement each ten (10) shares of Monet's common stock were converted into 2.21833 shares of RCPI common stock. Since there was no material change in ownership of Monet after the merger, the accounts of Monet were carried over in the financial statements. The Company's year end is December 31.

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

                         REGATTA CAPITAL PARTNERS, INC.
                          Notes to Financial Statements
                           December 31, 2007 and 2006

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

At December 31, 2007, the Company had no stock equivalents that were anti-dilutive and excluded in the earnings per share computation.

                         REGATTA CAPITAL PARTNERS, INC.
                          Notes to Financial Statements
                           December 31, 2007 and 2006

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

Revenue Recognition

The company has had no revenues to date. It is the Company's policy that revenues will be recognized in accordance with SEC Staff Accounting Bulletin
(SAB) No. 104, "Revenue Recognition." Under SAB 104, product revenues (or service revenues) are recognized when persuasive evidence of an arrangement exists, delivery has occurred (or service has been performed), the sales price is fixed and determinable and collectability is reasonably assured.

Concentrations

Financial instruments that potentially subject the company to concentrations of credit risk consist principally of cash and cash equivalents. At December 31, 2007, the Company had no amounts of cash or cash equivalents in financial institutions in excess of amounts insured by agencies of the U.S. Government.

Recent Accounting Pronouncements

There were various accounting standards and interpretations issued during 2007 and 2006, none of which are expected to have a material impact on the Company's financial position, operations or cash flows.

Basis of Presentation - Going Concern

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles in the United States of America, which contemplates continuation of the Company as a going concern. However, the Company has sustained recurring losses, has net capital and working capital deficits and no business operations. These matters raise substantial doubt about the Company's ability to continue as going concern. In view of these matters, realization of certain of the assets in the accompanying balance sheet is dependent upon the Company's ability to meet its financing requirements, raise additional capital, and the success of its future operations. Management's plans are to acquire additional operating capital through private equity offerings to fund its business plan. There is no assurance that the equity offerings will be successful in raising sufficient funds to commence operations or to assure the eventual profitability of the Company. Management believes that actions planned and presently being taken to revise the Company's operating and financial requirements provide the opportunity for the Company to continue as a going concern. The financial statements do not include any adjustments that might result from these uncertainties.

                         REGATTA CAPITAL PARTNERS, INC.
                          Notes to Financial Statements
                           December 31, 2007 and 2006


Note 3:  Related Party Transactions

During the years ended December 31, 2007 and 2006, Regatta Capital Ltd., a company owned by the president of the Company, paid for certain expenses on behalf of the Company totaling $12,558 and $20,782, respectively, resulting in a balance payable of $33,340 at December 31, 2007. Also during the year ended December 31, 2006, an officer advanced $662 to the Company. At October 31, 2005, the Company issued 221,833 shares of restricted common stock at $0.0839 per share, to its affiliate in consideration of $18,615 repayment for advances owed. The Company paid the remaining liability of $1,675 in cash. At December 31, 2007, the Company is indebted in the amount of $34,002 to related parties.
With respect to the 221,833 shares of common stock, the Company relied on
Section 4(2) of the Securities Act of 1933, as amended. No advertising or general solicitation was employed in offering the securities. The 221,833 shares represent over 16% of the outstanding shares of common stock.

During the year ended December 31, 2001, Regatta Capital, Ltd., contributed $25,123 to pay for certain expenses on behalf of the Company. This amount is included in the accompanying financial statements as a credit to additional paid-in capital.

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

Note 4:  Income taxes

Deferred income taxes arise from temporary timing differences in the recognition of income and expenses for financial reporting and tax purposes. The Company's deferred tax assets consist entirely of the benefit from net operating loss
(NOL) carryforwards. The net operating loss carry forwards expire in various years through 2027. The Company's deferred tax assets are offset by a valuation allowance due to the uncertainty of the realization of the net operating loss carryforwards. Net operating loss carryforwards may be further limited by a change in company ownership and other provisions of the tax laws.

The Company's deferred tax assets, valuation allowance, and change in valuation allowance are as follows:





                                         Estimated Tax                Change in
Period Ending   Estimated NOL    NOL      Benefit from    Valuation   Valuation     Net Tax
 December 31,   Carry-forward   Expires       NOL         Allowance   Allowance     Benefit
    2006           159,468       2026       29,502        (29,502)    (5,075)         --
    2007           171,069       2027       31,648        (31,648)    (2,146)         --

Income taxes at the statutory rate are reconciled to the Company's actual income taxes as follows:

  Income tax benefit at statutory rate resulting from net
  operating loss carryforward                                     (15.0%)
  State tax benefit, net of federal benefit                        (3.5%)
  Deferred income tax valuation allowance                          18.5%
                                                                ----------
  Actual tax rate                                                    0%
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

Note 6:  Stock Options

On November 15, 2005 the Company granted an unrelated third party options to purchase 443,666 shares of the Company's common stock to provide an incentive to involve the Company with real estate opportunities. The options carry an exercise price of $6.76 per share for and vest immediately. The Company determined the fair value of the options at $0.18 per share and recorded stock based compensation of $81,063 in accordance with SFAS 123.

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

A summary of changes in the number of stock options outstanding for the years ended December 31, 2007 and 2006 is as follows:

                         REGATTA CAPITAL PARTNERS, INC.
                          Notes to Financial Statements
                           December 31, 2007 and 2006

                                                                        Weighted
                                                                         Average
                                                                        Exercise
                                                        Number of        Price
                                                         Shares        Per Share
                                                        ---------     ----------

     Balance at December 31, 2005                         443,666     $   6.76
       Options granted                                         --     $     --
       Options exercised                                       --     $     --
       Options expired/canceled                          (443,666)    $   6.76
                                                         --------     ---------
     Balance at December 31, 2006                              --     $     --
     Balance at December 31, 2007                              --     $     --

       Options exercisable at December 31, 2006                --     $     --
       Options exercisable at December 31, 2007                --     $     --

No options were granted during the years ended December 31, 2007 and 2006.

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

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

     There were no changes in or disagreements with accountants during the year ended December 31, 2007.

Item 8A. Controls and procedures

      (a) Evaluation of Disclosure Controls and Procedures. Our management, with the participation of our President, evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our President concluded that our disclosure controls and procedures as of the end of the period covered by this report were effective such that the information required to be disclosed by us in reports filed under the Securities Exchange Act of 1934 is (i) recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and (ii) accumulated and communicated to our management, including our President, as appropriate to allow timely decisions regarding disclosure. A controls system cannot provide absolute assurance, however, that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

     Management's Annual Report on Internal Control over Financial Reporting. Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States.

     Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance of achieving their control objectives. Furthermore, smaller reporting companies face additional limitations. Smaller reporting companies employ fewer individuals and find it difficult to properly segregate duties. Often, one or two individuals control every aspect of the Company's operation and are in a position to override any system of internal control. Additionally, smaller reporting companies tend to utilize general accounting software packages that lack a rigorous set of software controls.

     Our management, with the participation of the President, evaluated the effectiveness of the Company's internal control over financial reporting as of December 31, 2007. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control -- Integrated Framework. Based on this evaluation, our management, with the participation of the President, concluded that, as of December 31, 2007, our internal control over financial reporting was not effective due to material weaknesses in the system of internal control.

     Specifically, management identified the following control deficiencies. (1) The Company has not properly segregated duties as one or two individuals initiate, authorize, and complete all transactions. The Company has not implemented measures that would prevent the individuals from overriding the internal control system. The Company does not believe that this control deficiency has resulted in deficient financial reporting because the Chief Financial Officer is aware of his responsibilities under the SEC's reporting requirements and personally certifies the financial reports. (2) The Company has installed accounting software that does not prevent erroneous or unauthorized changes to previous reporting periods and does not provide an adequate audit trail of entries made in the accounting software. The Company does not think that this control deficiency has resulted in deficient financial reporting because the Company has implemented a series of manual checks and balances to verify that previous reporting periods have not been improperly modified and that no unauthorized entries have been made in the current reporting period.

     Accordingly, while the Company has identified certain material weaknesses in its system of internal control over financial reporting, it believes that it has taken reasonable steps to ascertain that the financial information contained in this report is in accordance with generally accepted accounting principles. Management has determined that current resources would be appropriately applied elsewhere and when resources permit, they will alleviate material weaknesses through various steps.

     (b) Changes in Internal Control over Financial Reporting. During 2007, there were no changes in the Company's internal controls over financial reporting, known to the chief executive officer or the chief financial officer, that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

Chester M. Cedars: Mr. Cedars has been on the Board of Directors of Regatta Capital for over ten years. He has also been the owner and senior partner in a large private medical practice for 30 years. During that time he also served as President of Clear Creek Valley Medical Society 1982-1983, President (1984-1995) and later Board of Directors of Metrowest Medical Practice Association 1984-2006, President of Superior Independent Physicians Association 1995, Board of Directors of Primary Physician Partners 1998-2001 and Board of Directors of Physician Health Partners (1997-2001). He is currently a Delegate to the Colorado Medical Association and the Managing Partner in a new privately owned medical practice. Dr. Cedars has a BA from the University of Texas (1965) and an MD from UT Southwestern Medical School (1969).

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

Compliance with Section 16(a) of Securities Exchange Act of 1934:

During the fiscal year ended December 31, 2007, our Directors and Officers complied with applicable Section 16(a) filing requirements. This statement is based solely on a review of the copies of such reports that reflect all reportable transactions furnished to us by our Directors and Officers and their written representations that such reports accurately reflect all reportable transactions. None of the officers and directors other than Mr. Replin have any shares of the Company's common stock.

Item 10. Executive Compensation

     The following table on discloses all compensation received by the Company's President (the Company's Chief Executive Officer) during the three years ending December 31, 2007 During this three-year period no executive officer received annual salary and bonus payments from the Company in excess of $100,000.

                                             SUMMARY COMPENSATION TABLE
 ----------------------------------------------------------------------------------------------------------------------
                                                                                      Long Term Compensation
 ----------------------------------------------------------------------------------------------------------------------
                                                 Annual Compensation                 Awards              Payouts
-----------------------------------------------------------------------------------------------------------------------
                                                  Salary ($)   Other Annual   Securities Underlying      All Other
       Name and Principle Position         Year               Compensation ($)      Options (#)       Compensation ($)
-----------------------------------------------------------------------------------------------------------------------
  Philip D. Miller, President              2007      0             0                   0                    0
                                           2006      0            0                    0                    0
-----------------------------------------------------------------------------------------------------------------------
  Stephen D. Replin (former) President     2007      0             0                   0                    0
                                           2006      0             0                   0                    0
                                           2005      0             0                   0                    0
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

Item 12. Certain Relationships And Related Transactions.

Since September 1996 Regatta Capital, Ltd. has provided office space, furniture, and office equipment to the Company and its predecessor. Regatta Capital is controlled by Stephen Replin, an officer and director of the Company. As of December 31, 2007 and December 31, 2006, the Company was indebted in the amount of $33,340 and $20,782, respectively, to Regatta Capital Ltd.

Item 13. Exhibits And Reports On Form 8-K

(a)  Exhibits

     3    Articles and Bylaws(1)

     10.1 Agreement and Plan of Merger dated May 17th, 2006 (2)

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

(b)  The Company filed reports on Form 8-K during the quarter ending
December 31, 2006 on October 6, 2006 and November 24, 2006. The Company did not file any Forms 8-K during the year ended December 31, 2007.

Item 14.  Principal Accountant Fees And Services

Audit Fees

Schumacher and Associates, Inc. was paid $4,000 for an audit of Regatta Capital Partners, Inc., as of December 31, 2006 and $1,500 per quarter for review of the Company's quarterly reports for the periods ended March 31, June 30, and September 30, 2007.

Audit-Related Fees
Schumacher and Associates, Inc., was not paid any additional fees for the fiscal years ended December 31, 2007 and December 31, 2006 for assurance and related services reasonably related to the performance of the audit or review of the Company's financial statements.

Tax Fees
Schumacher and Associates, Inc., was not paid any fees for the fiscal years ended December 31, 2007 and December 31, 2006 for professional services rendered for tax compliance, tax advice and tax planning.

Other Fees
Schumacher and Associates, Inc., was paid no other fees for professional services during the fiscal years ended December 31, 2007 and December 31, 2006.

                                   SIGNATURES


     In accordance with Section 13 or 15(a) of the Exchange Act, the Registrant has caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized on the 31st day of March, 2008.

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


Signature                           Title                       Date
---------                           -----                       ----

/s/ Stephen D Replin
----------------------
Stephen Replin                     Director                  March 31, 2008


/s/ Chester M. Cedars
----------------------
Chester M. Cedars                  Director                  March 31, 2008


/s/ Daniel P. Deters
----------------------
Daniel P. Deters                   Director                  March 31, 2008


/s/ Glen Zelkind
----------------------
Glen Zelkind                       Director                  March 31, 2008