Form 10-Q
period 2008-06-30
Regatta Capital Partners, Inc.
filed 2008-08-11
CIK 1029356

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q
(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the period ended June 30, 2008

[_] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from______ to _______

                         Commission File Number 0-27609


                         REGATTA CAPITAL PARTNERS, INC.
                         -------------------------------
             (Exact name of registrant as specified in its charter)

         Maryland                                               20-4550082
- ----------------------------                               -------------------
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

The number of shares of the registrant's Common Stock, no par value, outstanding as of August 8, 2008 was 1,330,591 shares.

ITEM 1. FINANCIAL STATEMENTS


                                                                            Page
                                                                            ----

Balance Sheet at June 30, 2008 (unaudited) and
     December 31, 2007                  ..................................   F-2

Statements of Operations for the three months ended
     June 30, 2008 and 2007 (unaudited) ..................................   F-3

Statements of Operations for the six months ended
     June 30, 2008 and 2007 (unaudited).... ..............................   F-4

Statements of Cash Flows for the six months ended
     June 30, 2008 and 2007  (unaudited)  ................................   F-5

Notes to Condensed Financial Statements ..................................   F-6

                         REGATTA CAPITAL PARTNERS, INC.
                          (A Development Stage Company)
                                 BALANCE SHEETS



                                                          June 30,     Dec 31,
                                                            2008        2007
                                                         (Unaudited)(See Note 1)
                                                          ---------    ---------
                                     ASSETS
Current assets:
   Cash and cash equivalents                              $   2,356    $   2,356
                                                          ---------    ---------

          Total assets                                    $   2,356    $   2,356
                                                          =========    =========


                     LIABILITIES AND SHAREHOLDERS' (DEFICIT)


Current Liabilities

    Accrued expenses                                      $   2,425    $   4,700
    Accounts payable, related parties                        39,802       34,002
                                                          ---------    ---------

          Total liabilities (all current)                    42,227       38,702



Shareholders'  (deficit):
   Common stock, no par value; authorized 25,000,000
   shares; 1,330,591 shares issued and outstanding.           1,331       1,331
   Additional paid-in capital                               133,392     133,392
   Accumulated deficit during development stage            (174,594)   (171,069)
                                                          ---------    ---------

          Total shareholders' (deficit)                     (39,871)    (36,346)
                                                          ---------    ---------

          Total liabilities and shareholders' (deficit)   $   2,356    $   2,356
                                                          =========    =========

                         REGATTA CAPITAL PARTNERS, INC.
                          (A Development Stage Company)
                            STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                         For the three  For the three
                                         months ended   months ended
                                           June 30,       June 30,
                                             2008           2007
                                          -----------    -----------
Operating Expenses:
   General and administrative expenses       1,475          2,533
                                          -----------    -----------

Total Operating Expenses                     1,475          2,533
                                          -----------    -----------

Other Income and (Expense):
   Interest income                             --              7
                                          -----------    -----------

Total Other Income and (Expense)                0              7
                                          -----------    -----------

Net (loss)                                $   (1,475)   $   (2,526)
                                          ===========    ===========


Basic and diluted net (loss) per share    $     Nil      $     Nil
                                          ===========    ===========

Weighted average shares of common
   common stock outstanding                 1,330,591      1,330,571
                                          ===========    ===========

                         REGATTA CAPITAL PARTNERS, INC.
                          (A Development Stage Company)
                            STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                                      Sept. 20,
                                                                       1996
                                         For the six  For the six   (Inception)
                                         months ended  months ended   through
                                          June 30,      June 30,      June 30,
                                             2008          2007         2008
                                         -----------    -----------    --------
Operating Expenses:
    Stock option                                  --           --        81,063
    General and administrative expenses        3,525        5,083        95,743
                                         -----------    ---------   -----------

Total Operating Expenses                       3,525        5,083       176,806
                                         -----------    ---------   -----------

Other Income and (Expense):
   Impairment loss                                --           --        (5,115)
   Miscellaneous income                           --           --         8,225
   Interest income                                --           14           309
                                         -----------    ---------   -----------

Total Other Income and (Expense)                   0           14         3,419
                                         -----------    ---------   -----------

Net (loss) before income tax provision   $    (3,525)   $  (5,069)  $  (173,387)

Income tax provision                              --           --        (1,207)
                                         -----------    ---------   -----------

                                         $    (3,525)   $  (5,069)  $  (174,594)
                                         ===========    =========   ===========


Basic and diluted net (loss) per share   $       Nil    $     Nil   $      (.15)
                                         ===========    =========   ===========

Weighted average shares of common
   common stock outstanding                1,330,591    1,330,571     1,330,571
                                         ===========    =========   ===========

                         REGATTA CAPITAL PARTNERS, INC.
                          (A Development Stage Company)
                            STATEMENTS OF CASH FLOWS
                                   (Unadited)
                                                                      Sept. 20,
                                                                        1996
                                          For the six   For the six (Inception)
                                          months ended  months ended  through
                                            June 30,      June 30,    June 30,
                                             2008          2007        2008
                                           ---------    ---------    ---------
Cash flows from operating activities:
   Net income (loss)                       $  (3,525)   $  (5,069)   $(174,594)
   Adjustments to reconcile net (loss) to
    cash used in operating activities:
      Stock based compensation                    --           --        3,004
      Stock options expense                       --           --       81,063
      Impairment loss                             --           --        5,115
      Increase (decrease) in accounts
          Payable and accrued expenses        (2,275)      (4,200)       2,425
                                           ---------    ---------    ---------
Cash (used in) operating activities           (5,800)      (9,269)     (82,987)

Cash flows from financing activities:
   Contributed capital                            --           --       25,123
   Advances from related parties               5,800        9,279       62,056
   Repayments to related parties                  --           --       (3,636)
   Sale of common stock                           --           --        1,800
                                           ---------    ---------    ---------
Cash provided by financing activities          5,800        9,279       85,343
                                           ---------    ---------    ---------

Increase (decrease) in cash
and cash equivalents                              --           10        2,356
Cash at beginning of period                    2,356        2,354           --
                                           ---------    ---------    ---------
Cash at end of period                      $   2,356    $   2,364    $   2,356
                                           =========    =========    =========
Interest paid                              $      --    $      --    $      --
                                           =========    =========    =========
Income taxes paid                          $      --    $      --    $      --
                                           =========    =========    =========
Non Cash Transactions:

Acquisition of interest in
motion picture                             $      --    $      --    $   5,000
                                           =========    =========    =========
Investment in common shares
of energy Acquisition                      $      --    $      --    $     115
                                           =========    =========    =========
Shares issued in exchange for
related party advances                     $      --    $      --    $  18,615
                                           =========    =========    =========

                         REGATTA CAPITAL PARTNERS, INC.
                     Notes to Condensed Financial Statements
                                  June 30, 2008
                                   (Unaudited)


(1)  Summary of Significant Accounting Policies:

Basis of presentation

The balance sheet as of June 30, 2008, the statements of operations and the statements of cash flows for the three month and six month periods ended June 30, 2008 and 2007, have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and changes in financial position at June 30, 2008, and for all periods presented, have been made.

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

Note 2:  Related Party Transactions

During the six months ended June 30, 2008, Regatta Capital Ltd., a company owned by the president of the Company, paid for certain expenses on behalf of the Company totaling $5,800. At June 30, 2008, the Company is indebted in the amount of $39,802 to related parties.

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

As of June 30, 2008 the Company had $2,356 in cash and $42,227 in total liabilities. It has an accumulated deficit of $174,594.

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

                                        2


                                     PART II
Item 6.

     (A)  Exhibits

     31.1 Sarbanes Oxley Section 302 Certification
     31.2 Sarbanes Oxley Section 302 Certification
     32.1 Sarbanes Oxley Section 906 Certification
     32.2 Sarbanes Oxley Section 906 Certification


     (B) Reports on Form 8-K

     The Company filed no reports on Form 8-K during the quarter ended June 30, 2008.


                                   SIGNATURES

     In accordance with Section 13 or 15(a) of the Exchange Act, the Registrant has caused this Amended Report to be signed on its behalf by the undersigned, thereunto duly authorized on the 8th day of August 2008.


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