Form 10-Q
period 2008-09-30
Regatta Capital Partners, Inc.
filed 2008-11-10
CIK 1029356

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q
(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the period ended September 30, 2008

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

The number of shares of the registrant's Common Stock, no par value, outstanding as of November 8, 2008 was 1,330,591 shares.

ITEM 1. FINANCIAL STATEMENTS


                                                                            Page
                                                                            ----

Balance Sheet at September 30, 2008 (unaudited) and
     December 31, 2007                  ..................................   F-2

Statements of Operations for the three months ended
     September 30, 2008 and 2007 (unaudited) .............................   F-3

Statements of Operations for the nine months ended
     September 30, 2008 and 2007 (unaudited).... .........................   F-4

Statements of Cash Flows for the nine months ended
     September 30, 2008 and 2007  (unaudited)  ...........................   F-5

Notes to Condensed Financial Statements ..................................   F-6

                         REGATTA CAPITAL PARTNERS, INC.
                          (A Development Stage Company)
                                 BALANCE SHEETS



                                                          Sept 30,     Dec 31,
                                                            2008        2007
                                                         (Unaudited)(See Note 1)
                                                          ---------    ---------
                                     ASSETS
Current assets:
   Cash and cash equivalents                              $   2,356    $   2,356
                                                          ---------    ---------


          Total assets                                    $   2,356    $   2,356
                                                          =========    =========


                     LIABILITIES AND SHAREHOLDERS' (DEFICIT)


Current Liabilities


    Accrued expenses                                      $   1,925    $   4,700
    Accounts payable, related parties                        42,087       34,002
                                                          ---------    ---------

          Total liabilities (all current)                    44,012       38,702



Shareholders'  (deficit):
   Common stock, no par value; authorized 25,000,000
   shares; 1,330,591 shares issued and outstanding.           1,331       1,331
   Additional paid-in capital                               133,392     133,392
   Accumulated deficit during development stage            (176,379)   (171,069)
                                                          ---------    ---------

          Total shareholders' (deficit)                     (41,656)    (36,346)
                                                          ---------    ---------

          Total liabilities and shareholders' (deficit)   $   2,356    $   2,356
                                                          =========    =========

    The accompanying notes are an integral part of these financial statements.

                         REGATTA CAPITAL PARTNERS, INC.
                          (A Development Stage Company)
                            STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                         For the three   For the three
                                         months ended    months ended
                                           Sept 30,        Sept 30,
                                             2008           2007
                                          -----------    -----------
Operating Expenses:
   General and administrative expenses          1,785          1,248
                                          -----------    -----------

Total Operating Expenses                        1,785          1,248
                                          -----------    -----------

Other Income and (Expense):
   Interest income                                 --              6
                                          -----------    -----------

Total Other Income and (Expense)                   --              6
                                          -----------    -----------

Net (loss)                                $    (1,785)   $    (1,242)
                                          ===========    ===========


Basic and diluted net (loss) per share   $     Nil    $       Nil
                                          ===========    ===========

Weighted average shares of common
   common stock outstanding                 1,330,591      1,330,591
                                          ===========    ===========

    The accompanying notes are an integral part of these financial statements.


                         REGATTA CAPITAL PARTNERS, INC.
                          (A Development Stage Company)
                            STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                                         Sept. 20,
                                                                          1996
                                          For the nine   For the nine    Inception)
                                          months ended   months ended     through
                                           Sept 30,        Sept 30,       Sept 30,
                                              2008           2007           2008
                                          -----------     ----------    -----------
Operating Expenses:
    Stock option                                   --             --         81,063
    General and administrative expenses         5,310          6,331         97,528
                                          -----------     ----------    -----------

Total Operating Expenses                        5,310          6,331        178,591
                                          -----------     ----------    -----------

Other Income and (Expense):
   Impairment loss                                 --             --         (5,115)
   Miscellaneous income                            --             --          8,225
   Interest income                                 --             20            309
                                          -----------     ----------    -----------

Total Other Income and (Expense)                   --             20          3,419
                                          -----------     ----------    -----------

Net (loss) before income tax provision         (5,310)        (6,311)      (175,172)

Income tax provision                               --             --         (1,207)
                                          -----------     ----------    -----------

                                          $    (5,310)    $   (6,311)   $  (176,379)
                                          ===========     ==========    ===========


Basic and diluted net (loss) per share    $       Nil     $      Nil    $      (.13)
                                          ===========     ==========    ===========

Weighted average shares of common
   common stock outstanding                 1,330,591      1,330,591      1,330,571
                                          ===========     ==========   ===========

   The accompanying notes are an integral part of these financial statements.

                         REGATTA CAPITAL PARTNERS, INC.
                          (A Development Stage Company)
                            STATEMENTS OF CASH FLOWS
                                   (Unadited)
                                                                       Sept. 20,
                                                                         1996
                                          For the nine  For the nine (Inception)
                                          months ended  months ended   through
                                           Sept 30,      Sept 30,      Sept 30,
                                              2008          2007         2008
                                          -----------    -----------    --------
Cash flows from operating activities:
   Net income (loss)                     $   (5,310)      $ (6,311)  $ (176,379)
   Adjustments to reconcile net (loss) to
    cash used in operating activities:
      Stock based compensation                  -               -         3,004
      Stock options expense                     -               -        81,063
      Impairment loss                           -               -         5,115
      Increase (decrease) in accounts
          payable and accrued expenses       (2,775)        (4,300)       1,925
                                         ----------       --------   ----------
Cash (used in) operating activities          (8,085)       (10,611)     (85,272)

Cash flows from financing activities:
   Contributed capital                           -               -       25,123
   Advances from related parties              8,085          10,613      64,341
   Repayments to related parties                 -               -       (3,636)
   Sale of common stock                          -               -        1,800
                                         ----------      ----------   ---------
Cash provided by financing activities         8,085          10,613      87,628
                                         ----------      ----------   ---------

Increase (decrease) in cash
and cash equivalents                             -                2      2,356
Cash at beginning of period                   2,356           2,354           -
                                         ----------      ----------   ---------
Cash at end of period                    $    2,356      $    2,356   $   2,356
                                         ==========      ==========   =========
Interest paid                            $        -      $        -   $      -
                                         ==========      ==========   =========
Income taxes paid                        $        -      $        -   $      -
                                         ==========      ==========   =========
Non Cash Transactions:

Acquisition of interest in
motion picture                           $        -      $        -   $   5,000
                                         ==========      ==========   =========
Investment in common shares
of energy Acquisition                    $        -      $        -   $     115
                                         ==========      ==========   =========
Shares issued in exchange
  for related party advances             $        -      $        -   $  18,615
                                         ==========      ==========   =========

   The accompanying notes are an integral part of these financial statements.

                         REGATTA CAPITAL PARTNERS, INC.
                     Notes to Condensed Financial Statements
                               September 30, 2008
                                   (Unaudited)


(1)  Summary of Significant Accounting Policies:

Basis of presentation

The balance sheet as of September 30, 2008, the statements of operations and the statements of cash flows for the three month and nine month periods ended September 30, 2008 and 2007, have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and changes in financial position at September 30, 2008, and for all periods presented, have been made.

It is suggested that these statements be read in conjunction with the Company's audited financial statements and the accompanying notes for the year ended December 31, 2007, included in the Company's Form 10-KSB, filed with the Securties and Exchange Commission.

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

Note 2:  Related Party Transactions

During the nine months ended September 30, 2008, Regatta Capital Ltd., a company owned by the president of the Company, paid for certain expenses on behalf of the Company totaling $8,085. At September 30, 2008, the Company is indebted in the amount of $42,087 to related parties.

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

As of September 30, 2008 the Company had $2,356 in cash and $44,012 in total liabilities. It has an accumulated deficit of $176,379.

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



                                   SIGNATURES

     In accordance with Section 13 or 15(a) of the Exchange Act, the Registrant has caused this Amended Report to be signed on its behalf by the undersigned, thereunto duly authorized on the 10th day of November 2008.


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