Form 10-K
period 2008-12-31
Regatta Capital Partners, Inc.
filed 2009-03-13
CIK 1029356

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington D.C. 20549


                                    FORM 10-K

(Mark One)

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED December 31, 2008 OR

[ ]  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
     ACT OF 1934 FOR THE TRANSITION PERIOD FROM ______________ TO ______________

                         Commission file number: 0-27609


                            Regatta Capital Partners, Inc.
                            ------------------------
              (Exact name of small business issuer in its charter)


         Maryland                                       20-4550082
----------------------------               ----------------------------------
State or other jurisdiction of             I.R.S. Employer Identification No.
incorporation or organization


             222 Milwaukee Street, Suite 304, Denver, Colorado 80206
              ----------------------------------------- ----------
               (Address of principal executive offices) (Zip Code)


                    Issuer's telephone number: 303-329-3479


      Securities Registered Under Section 12(b) of the Exchange Act:  None
                                                                      ----

         Securities Registered Under Section 12(g) of the Exchange Act:

                          Common Stock, 0.001 par value
                          -----------------------------
                                (Title of class)

Indicate by check mark if the registrant is well-known seasoned issuer, as defined in Rule 405 of the Securities Act Yes [ ] No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.

                                 Yes [X] No [ ]

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                 Yes [X] No [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-K contained in this form, and no disclosure will be contained, to the best of the issuer's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer", "accelerated filer", and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer  [ ]                   Accelerated filer   [ ]
Non-accelerated filer    [ ]                   Smaller reporting company [X]
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in
Rule 12b-2 of the Exchange Act).    Yes [X] No [ ]


State the aggregate market value of the voting and non-voting common equity held by non-affiliates (341,216 shares): $0.

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 1,330,591 shares of Common Stock as of March 12, 2009.

Documents Incorporated by Reference: None

                    NOTE REGARDING FORWARD LOOKING STATEMENTS

Except for statements of historical fact, certain information contained herein constitutes "forward-looking statements," including without limitation statements containing the words "believes," "anticipates," "intends," "expects" and words of similar import, as well as all projections of future results. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results or achievements of the Company to be materially different from any future results or achievements of the Company expressed or implied by such forward-looking statements. Such factors include, but are not limited to the following: the Company's lack of an operating history, the Company's minimal level of revenues and unpredictability of future revenues; the Company's future capital requirements to develop additional property within the defined claim; the risks associated with rapidly changing technology; the risks associated with governmental regulations and legal uncertainties; and the other risks and uncertainties described under "Description of Business - Risk Factors" in this Form 10-K. Certain of the Forward-looking statements contained in this annual report are identified with cross-references to this section and/or to specific risks identified under "Description of Business - Risk Factors".

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

Item 1A Risk Factors
--------------------

1. The Company has no record of earnings. It is also subject to all the risks inherent in a developing business enterprise including lack of cash flow, and no assurance of recovery of precious metals.

2. The Company's success and possible growth will depend on its ability to develop or acquire new business operations.

3. Liquidity and need for additional financing is a concern for the Company. At the present time, the Company does not have sufficient cash to finance its operations. The Company is dependent on the ability of its management team to obtain the necessary working capital to operate successfully. There is no assurance that the Company will be able to obtain additional capital as required, or if the capital is available, to obtain it on terms favorable to the Company. The Company may suffer form a lack of liquidity in the future that could impair its production efforts and adversely affect its results of operations.

4. The Company is wholly dependent at the present upon the personal efforts and abilities of its Officers and Directors, who exercise control over the day-to-day affairs of the Company.

Item 2. Description Of Properties
---------------------------------

The Company's offices are located at 222 Milwaukee St., Suite 304, Denver, CO 80206 and its telephone number is (303) 329-3479.


Item 3. Legal Proceedings.
--------------------------

The Company is not party to any pending legal proceeding nor is any of its property the subject of any pending legal proceeding. The Company is not aware of any proceeding that a governmental authority is contemplating.


Item 4. Submission Of Matters To A Vote Of Security Holders.
------------------------------------------------------------

Not Applicable

                                     Part II

Item 5. Market For Registrant's Common Equity And Related Stockholder Matters
-----------------------------------------------------------------------------

As of March 20, 2009, there were approximately 1,200 beneficial owners of the Company's common stock. The Company's common stock does not have a trading symbol and is not listed on any market. There have been no reported bids or offers and no trades have been made.

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

Equity Compensation Plan Information: The Company does not have any equity compensation plans in effect.


Item 6 Selected Financial Data
------------------------------

As a smaller business issuer, the Company is not required to include this Item.

Item 7. Management's Discussion And Analysis Or Plan Of Operations
------------------------------------------------------------------

Plan of Operation

The Company intends to maintain its corporate existence and continue filing its required reports pursuant to the Securities Exchange Act and seek out other business opportunities for the Company, including but not limited to reorganization with a privately held business seeking to utilize the Company's status as registered under the Exchange Act.

As of December 31, 2008, the Company had $2,356 in cash and $49,222 in total liabilities. It has an accumulated deficit of $181,589.

We will need additional funding to achieve our plan of operation and to pay for the costs associated with being a public company, including compliance and audits of our financial statements. In the past we have relied on loans and advances from shareholders to fund our operations, however, we have no written or firm agreement regarding financing.

In addition, the United States and the global business community is experiencing severe instability in the commercial and investment banking systems which is likely to continue to have far-reaching effects on the economic activity in the country for an indeterminable period. The long-term impact on the United States economy and the Company's operating activities and ability to raise capital cannot be predicted at this time, but may be substantial.

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


Item 7A. Quantitative and Qualitative Disclosures about Market Risk.
--------------------------------------------------------------------

The Company does not have any market risk sensitive financial instruments for trading or other purposes. All Company cash is held in insured deposit accounts.

ITEM 8. FINANCIAL STATEMENTS
----------------------------

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

Statements of Cash Flows                                                F-6

Notes to Financial Statements                                           F-7

           Report of Independent Registered Public Accounting Firm


Board of Directors
Regatta Capital Partners, Inc.

We have audited the accompanying balance sheets of Regatta Capital Partners, Inc., as of December 31, 2008 and 2007, and the related statements of operations, shareholders' (deficit), and cash flows for the two years ended December 31, 2008 and 2007, and for the period from September 20, 1996 (inception) through December 31, 2008. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. The financial statements for the cumulative period from September 20, 1996 to December 31, 2005 were audited by other auditors whose report dated January 26, 2006 expressed an unqualified opinion on those statements. Our opinion on the statement of shareholders' (deficit), operations and cash flows for the period September 20, 1996 through December 31, 2008, insofar as it relates to amounts for prior periods through December 31, 2005 is based solely on the reports of other auditors.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Regatta Capital Partners, Inc. as of December 31, 2008 and 2007, and the results of its operations and cash flows for the two years ended December 31, 2008 and 2007, in conformity with accounting principles generally accepted in the United States of America.

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


/s/ Schumacher & Associates, Inc.
---------------------------------
SCHUMACHER & ASSOCIATES, INC.

Denver, Colorado
February 27, 2009


                         REGATTA CAPITAL PARTNERS, INC.
                          (A Development Stage Company)
                                 BALANCE SHEETS




                                                           December 31,    December 31,
                                                              2008            2007
                                                           ------------    ------------
                                     ASSETS
Current assets:
   Cash and cash equivalents                               $      2,356    $      2,356
                                                           ------------    ------------
Total current assets                                              2,356           2,356

          Total assets                                     $      2,356    $      2,356
                                                           ============    ============

                    LIABILITIES AND SHAREHOLDERS' (DEFICIT)

Current Liabilities

    Accrued expenses                                       $      5,250    $      4,700
    Accounts payable, related parties                            43,972          34,002
                                                           ------------    ------------

          Total liabilities (all current)                        49,222          38,702


Commitments and contingencies (Notes 2, 3 and 4)

Shareholders' (deficit):
   Common stock, $.001 par value; authorized 100,000,000
    shares; 1,330,591 shares issued and
    outstanding.                                                  1,331           1,331
   Additional paid-in capital                                   133,392         133,392
   Accumulated deficit during development stage                (181,589)       (171,069)
                                                           ------------    ------------

          Total shareholders' (deficit)                         (46,866)        (36,346)
                                                           ------------    ------------

          Total liabilities and shareholders'  (deficit)   $      2,356    $      2,356
                                                           ============    ============


   The accompanying notes are an integral part of these financial statements

                         REGATTA CAPITAL PARTNERS, INC.
                          (A Development Stage Company)
                            STATEMENTS OF OPERATIONS

                                                                                            Sept 20,
                                                                                              1996
                                             For the year          For the year            (Inception)
                                                 ended                 ended                 through
                                             December 31,          December 31,           December 31,
                                                 2008                  2007                   2008
                                          ------------------    ------------------    ------------------
Operating Expenses:
    Stock option expense (Note 6)                         --                    --                81,063
    General and administrative expenses               10,520                11,621               102,738
                                          ------------------    ------------------    ------------------

Total Operating Expenses                              10,520                11,621               183,801
                                          ------------------    ------------------    ------------------

Other Income and (Expense):
   Interest income                                        --                    20                   309
   Miscellaneous income                                   --                    --                 8,225
   Impairment loss (Note 1)                               --                    --                (5,115)
                                          ------------------    ------------------    ------------------

Total Other Income and (Expense)                           0                    20                 3,419
                                          ------------------    ------------------    ------------------

Net (loss) before income tax provision               (10,520)              (11,601)             (180,382)

Income tax provision                                    (300)                   --                (1,207)
                                          ------------------    ------------------    ------------------

Net (loss)                                $          (10,520)   $          (11,601)             (181,589)
                                          ==================    ==================    ==================


Basic and diluted net (loss) per share    $            (0.01)   $            (0.01)                (0.16)
                                          ==================    ==================    ==================

Weighted average shares of common
   common stock outstanding                        1,330,591             1,330,591             1,155,329
                                          ==================    ==================    ==================

   The accompanying notes are an integral part of these financial statements

                         REGATTA CAPITAL PARTNERS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                 STATEMENT OF CHANGES IN SHAREHOLDERS' (DEFICIT)
     FOR THE PERIOD FROM SEPTEMBER 20, 1996 (INCEPTION) TO DECEMBER 31, 2008

                                                                           Deficit
                                                                         Accumulated
                                          Common stock        Additional   during
                                      ---------------------    paid-in   Development
                                        Shares      Amount     capital      Stage        Total
                                      ---------   ---------   ---------   ---------    ---------
Balances at
 September 20, 1996 (inception)              --   $      --   $      --   $      --    $      --
Shares issued in exchange for
 interest in motion picture at
 $0.002 per share, September 1996       508,944         509       4,491          --        5,000
Shares issued in exchange for
 common stock of Energy Acquisition
 at $0.0002 per share, October 1996     110,881         111           4          --          115
Shares issued in exchange for
 officer compensation at $0.002
 per share, December 1996               289,399         289       2,715          --        3,004
Issuance of common stock for
 cash at $0.002 per share               199,586         200       1,600          --        1,800
Net loss                                     --          --          --      (2,843)      (2,843)
                                      ---------   ---------   ---------   ---------    ---------
Balances at December 31,
 1996, 1997, 1998, 1999, 2000         1,108,810       1,109       8,810      (2,843)       7,076

Contributed capital                          --          --      25,123          --       25,123

Net loss                                     --          --          --     (25,123)     (25,123)
                                      ---------   ---------   ---------   ---------    ---------
Balances at December 31, 2001         1,108,810       1,109      33,933     (27,966)       7,076

Net loss                                     --          --          --      (1,579)      (1,579)
                                      ---------   ---------   ---------   ---------    ---------
Balances at December 31, 2002         1,108,810       1,109      33,933     (29,545)       5,497

Net loss                                     --          --          --      (1,007)      (1,007)
                                      ---------   ---------   ---------   ---------    ---------
Balances at December 31, 2003         1,108,810       1,109      33,933     (30,552)       4,490

Net loss                                     --          --          --      (4,817)      (4,817)
                                      ---------   ---------   ---------   ---------    ---------
Balances at December 31, 2004         1,108,810       1,109      33,933     (35,369)        (327)

Shares issued in exchange for
 payable at $0.185 per share,
 October 2005                           221,761         222      18,393          --       18,615
Stock options granted at
 November 15, 2005                           --          --      81,063          --       81,063
Net loss                                     --          --          --     (96,670)     (96,670)
                                      ---------   ---------   ---------   ---------    ---------
Balances at December 31, 2005         1,330,571       1,331     133,389    (132,039)       2,681

Issuance of shares per merger                20          --           2          --            2
Net loss                                     --          --          --     (27,429)     (27,429)
                                      ---------   ---------   ---------   ---------    ---------
Balances at December 31, 2006         1,330,591       1,331     133,392    (159,468)     (24,745)

Net loss                                     --          --          --     (11,601)     (11,601)
                                      ---------   ---------   ---------   ---------    ---------
Balances at December 31, 2007         1,330,591       1,331     133,392    (171,069)     (36,346)

Net loss                                     --          --          --     (10,520)     (10,520)
                                      ---------   ---------   ---------   ---------    ---------
Balances at December 31, 2008         1,330,591   $   1,331   $ 133,392   $(181,589)   $ (46,866)
                                      =========   =========   =========   =========    =========

   The accompanying notes are an integral part of these financial statements

                         REGATTA CAPITAL PARTNERS, INC.
                          (A Development Stage Company)
                            STATEMENTS OF CASH FLOWS


                                                                                   Sept. 20, 1996
                                                       For the year   For the year   (Inception)
                                                           ended         ended         through
                                                        December 31,  December 31,   December 31,
                                                           2008          2007           2008
                                                       -----------    -----------    -----------
Cash flows from operating activities:
   Net income (loss)                                   $   (10,520)   $   (11,601)   $  (181,589)
   Adjustments to reconcile net (loss) to
    cash used in operating activities:
      Stock based compensation                                  --             --          3,004
      Stock options expense                                     --             --         81,063
      Impairment loss                                           --             --          5,115
      Increase (decrease) in accounts payable                  550           (955)         5,250
                                                       -----------    -----------    -----------
Cash (used in) operating activities                         (9,970)       (12,556)       (87,157)

Cash flows from financing activities:
   Contributed capital                                          --             --         25,123
   Advances from related parties                             9,970         12,558         66,226
   Repayments to related parties                                --             --         (3,636)
   Sale of common stock                                         --             --          1,800
                                                       -----------    -----------    -----------

Cash provided by financing activities                        9,970         12,558         89,513

Increase (decrease) in cash and cash equivalents                --              2          2,356
Cash at beginning of period                                  2,356          2,354             --
                                                       -----------    -----------    -----------

Cash at end of period                                  $     2,356    $     2,356    $     2,356
                                                       ===========    ===========    ===========

Interest paid                                          $        --    $        --    $        --
                                                       ===========    ===========    ===========

Income taxes paid                                      $        --    $        --    $        --
                                                       ===========    ===========    ===========


Non Cash Transactions:

Acquisition of interest in motion picture              $        --    $        --    $     5,000
                                                       ===========    ===========    ===========
Investment in common shares of Energy Acquisition      $        --    $        --    $       115
                                                       ===========    ===========    ===========
Shares issued in exchange for related party advances   $        --    $        --    $    18,615
                                                       ===========    ===========    ===========


   The accompanying notes are an integral part of these financial statements

                         REGATTA CAPITAL PARTNERS, INC.
                          Notes to Financial Statements
                           December 31, 2008 and 2007

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

                         REGATTA CAPITAL PARTNERS, INC.
                          Notes to Financial Statements
                           December 31, 2008 and 2007

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

Basic and Diluted Loss Per Share

In accordance with SFAS No. 128 - "Earnings Per Share", the basic loss per common share is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding. Diluted loss per common share is computed similar to basic loss per common share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. Diluted earnings per share is not shown for periods in which the Company incurs a loss because it would be anti-dilutive. if the additional common shares were dilutive.

At December 31, 2008 and 2007, the Company had no stock equivalents that were anti-dilutive and excluded in the earnings per share computation.

                         REGATTA CAPITAL PARTNERS, INC.
                          Notes to Financial Statements
                           December 31, 2008 and 2007


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

Concentrations

Financial instruments that potentially subject the company to concentrations of credit risk consist principally of cash and cash equivalents. At December 31, 2008 and 2007, the Company had no amounts of cash or cash equivalents in financial institutions in excess of amounts insured by agencies of the U.S. Government.

Recent Accounting Pronouncements

There were various accounting standards and interpretations issued during 2008 and 2007, none of which are expected to have a material impact on the Company's consolidated financial position, operations or cash flows.

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

                         REGATTA CAPITAL PARTNERS, INC.
                          Notes to Financial Statements
                           December 31, 2008 and 2007


Note 3:  Related Party Transactions

During the years ended December 31, 2008 and 2007, Regatta Capital Ltd., a company owned by the president of the Company, paid for certain expenses on behalf of the Company totaling $9,970 and $12,558, respectively, resulting in a balance payable of $43,310 at December 31, 2008. Also during the year ended December 31, 2006, an officer advanced $662 to the Company. At December 31, 2008, the Company is indebted in the amount of $43,972 to related parties.

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

                         REGATTA CAPITAL PARTNERS, INC.
                          Notes to Financial Statements
                           December 31, 2008 and 2007

The Company's deferred tax assets, valuation allowance, and change in valuation allowance are as follows:

                                         Estimated Tax                Change in
Period Ending   Estimated NOL    NOL      Benefit from    Valuation   Valuation    Net Tax
 December 31,   Carry-forward   Expires       NOL         Allowance   Allowance    Benefit
    2007           171,069       2027       31,648        (31,648)    (2,146)         --
    2008            10,520       2028        1,946         (1,946)    (1,946)         --


Income taxes at the statutory rate are reconciled to the Company's actual income taxes as follows:


  Income tax benefit at statutory rate resulting from net
  operating loss carryforward                                     (15.0%)
  State tax benefit, net of federal benefit                        (3.5%)
  Deferred income tax valuation allowance                          18.5%
                                                                ----------
  Actual tax rate                                                    0%
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
        Weighted average expected life..............................   2 years

                         REGATTA CAPITAL PARTNERS, INC.
                          Notes to Financial Statements
                           December 31, 2008 and 2007

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

A summary of changes in the number of stock options outstanding for the years ended December 31, 2008 and 2007 is as follows:
                                                                        Weighted
                                                                         Average
                                                                        Exercise
                                                          Number of        Price
                                                         Shares        Per Share
                                                        ---------     ----------

     Balance at December 31, 2005                         443,666     $   6.76
     Balance at December 31, 2006                              --     $     --
     Balance at December 31, 2007                              --     $     --
     Balance at December 31, 2008                              --     $     --

       Options exercisable at December 31, 2006                --     $     --
       Options exercisable at December 31, 2007                --     $     --
       Options exercisable at December 31, 2008                --     $     --


No options were granted during the year ended December 31, 2008 and 2007.

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

ITEM 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

     NONE

ITEM 9A.  Controls and Procedures

The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company's Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to the Company's management, including its Chief Executive Officer / Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure based closely on the definition of "disclosure controls and procedures" in Rule 13a-15(e). In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

As of December 31, 2008, the end of the period of this report, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer /Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on the foregoing, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective.


REPORT OF MANAGEMENT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Our management is responsible for establishing and maintaining adequate internal control over financial reporting for the company. Internal control over financial reporting is a process to provide reasonable assurance regarding the reliability of our financial reporting for external purposes in accordance with accounting principles generally accepted in the United States of America. Internal control over financial reporting includes maintaining records that in reasonable detail accurately and fairly reflect our transactions; providing reasonable assurance that transactions are recorded as necessary for preparation of our financial statements; providing reasonable assurance that receipts and expenditures of company assets are made in accordance with management authorization; and providing reasonable assurance that unauthorized acquisition, use or disposition of company assets that could have a material effect on our financial statements would be prevented or detected on a timely basis. Because of its inherent limitations, internal control over financial reporting is not intended to provide absolute assurance that a misstatement of our financial statements would be prevented or detected.

In connection with the preparation of this Annual Report on Form 10-K for the year ended December 31, 2008, management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our internal controls over financial reporting, pursuant to Rule 13a-15 under the Exchange Act. Our Chief Executive Officer and Chief Financial Officer concluded and reported to the Board of Directors that the design and operation of our internal controls and procedures were not effective as of December 31, 2008 due to material weaknesses in the system of internal control.

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

There have been no material changes in the Company's internal controls or in other factors that could significantly affect the internal controls subsequent to the date the Company completed its evaluation.

ITEM 9A(T). Controls and Procedures.

This annual report does not include an attestation report of the Company's registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the company's registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the company to provide only management's report in this annual report.


                                    Part III

Item 10. Directors, Executive Officers, Promoters and Control Persons, Compliance With Section 16(A) Of the Exchange Act

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

Directors are elected at each annual general meeting and serve until their successors have been elected. Officers are appointed by the board of directorsand serve at the pleasure of the board.

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

Compliance with Section 16(a) of Securities Exchange Act of 1934:

During the fiscal year ended December 31, 2008, our Directors and Officers complied with applicable Section 16(a) filing requirements. This statement is based solely on a review of the copies of such reports that reflect all reportable transactions furnished to us by our Directors and Officers and their written representations that such reports accurately reflect all reportable transactions. None of the officers and directors other than Mr. Replin have any shares of the Company's common stock.

Item 11. Executive Compensation

     The following table on discloses all compensation received by the Company's President (the Company's Chief Executive Officer) during the three years ending December 31, 2008. During this three-year period no executive officer received annual salary and bonus payments from the Company in excess of $100,000.

                                             SUMMARY COMPENSATION TABLE
                                                                                      Long Term Compensation

                                                   Annual Compensation               Awards              Payouts
                                          -------------------------------------   -------------------------------------
                                                                                   Securities
   Name and Principle Position            Year     Salary ($)   Other Annual      Underlying          All Other
                                                                Compensation ($)   Options (#)       Compensation ($)
-----------------------------------------------------------------------------------------------------------------------
  Philip D. Miller, President              2008      0             0                   0                    0
                                           2007      0             0                   0                    0
                                           2006      0             0                   0                    0
-----------------------------------------------------------------------------------------------------------------------
  Stephen D. Replin (former) President     2008      0             0                   0                    0
                                           2007      0             0                   0                    0
                                           2006      0             0                   0                    0
-----------------------------------------------------------------------------------------------------------------------


Item 12. Security Ownership Of Certain Beneficial Owners And Management.

The following table shows the ownership of the Company's common stock by the Company's officers and directors and by those persons known by the Company to be the beneficial owners of more than 5% of the Company's common stock as of March 20, 2009. Unless otherwise indicated all shares are owned of record.

                                                         Percent
                                                           of
Name and Address                  Shares Owned            Class
- ---------------                 ------------           -------
Stephen D. Replin                  989,375(1)            74.4%
222 Milwaukee St.
Suite 304
Denver, CO 80206

Phillip D. Miller                        0                  0
222 Milwaukee St.
Suite 304
Denver, CO 80206

Chester M. Cedars                        0                  0
222 Milwaukee St.
Suite 304
Denver, CO 80206

Daniel J. Deters                         0                  0
222 Milwaukee St.
Suite 304
Denver, CO 80206

Dr. Glen Zelkind                         0                  0
222 Milwaukee St.
Suite 304
Denver, CO 80206

All Officers and Directors as
a Group (5 persons)                 989,375                74.4%


(1) Includes shares owned directly by Mr. Replin, his wife and various business entities controlled by Mr. Replin.

There are no arrangements known to the Company which may result in a change in control of the Company.

Item 13. Certain Relationships And Related Transactions.

Since September 1996 Regatta Capital, Ltd. has provided office space, furniture, and office equipment to the Company and its predecessor. Regatta Capital is controlled by Stephen Replin, an officer and director of the Company. As of December 31, 2008 and December 31, 2007, the Company was indebted in the amount of $43,310 and $33,340, respectively, to Regatta Capital Ltd. of $33,340 and $20,782, respectively, to Regatta Capital Ltd.

Item 14. Exhibits

(a)  Exhibits

     3.1   Articles and Bylaws(1)

     31.1 Sarbanes Oxley Section 302 Certification

     31.2 Sarbanes Oxley Section 302 Certification

     32.1 Sarbanes Oxley Section 906 Certification

     32.2 Sarbanes Oxley Section 906 Certification


(1) Incorporated by reference, and as same exhibit number, from the Company's Registration Statement on Form 10-SB (Commission File Number 0-27609).

Item 15.  Principal Accountant Fees And Services

Audit Fees

The aggregate fees billed by our auditors, for professional services rendered for the audit of our annual financial statements, and for the reviews of the financial statements included in our Quarterly Reports on Form 10-Q during the fiscal years ended December 31, 2008 and 2007, were $7,500 and $7,000 respectively.

Audit-Related Fees

Schumacher and Associates, Inc., was not paid any additional fees for the fiscal years ended December 31, 2008 and December 31, 2007 for assurance and related services reasonably related to the performance of the audit or review of the Company's financial statements.

Tax Fees

Schumacher and Associates, Inc., was not paid any fees for the fiscal years ended December 31, 2008 and December 31, 2007 for professional services rendered for tax compliance, tax advice and tax planning.

Other Fees

Schumacher and Associates, Inc., was paid no other fees for professional services during the fiscal years ended December 31, 2008 and December 31, 2007.

                                   SIGNATURES


     In accordance with Section 13 or 15(a) of the Exchange Act, the Registrant has caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized on the 12th day of March, 2009.

                                             REGATTA CAPITAL PARTNERS, INC.


                                             /s/ Philip D. Miller
                                             --------------------
                                             Philip D. Miller, President


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


Signature                           Title                       Date
---------                           -----                       ----

/s/ Stephen D Replin
-----------------------
Stephen Replin                     Director                  March 12, 2009


/s/ Chester M. Cedars
-----------------------
Chester M. Cedars                  Director                  March 12, 2009


/s/ Daniel P. Deters
-----------------------
Daniel P. Deters                   Director                  March 12, 2009


/s/ Glen Zelkind
-----------------------
Glen Zelkind                       Director                  March 12, 2009

                                              Exhibit Index

     3.1  Articles and Bylaws(1)

     31.1 Sarbanes Oxley Section 302 Certification*

     31.2 Sarbanes Oxley Section 302 Certification*

     32.1 Sarbanes Oxley Section 906 Certification*

     32.2 Sarbanes Oxley Section 906 Certification*

(1) Incorporated by reference, and as same exhibit number, from the Company's Registration Statement on Form 10-SB (Commission File Number 0-27609).

*    Filed Herewith