Form 10-Q
period 2009-03-31
Regatta Capital Partners, Inc.
filed 2009-04-28
CIK 1029356

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q
(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the period ended March 31, 2009

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

Indicate by check mark whether the registrant is a shell company (as defined in
Rule 12b-2 of the Exchange Act):      Yes |X| No |_|

The number of shares of the registrant's Common Stock, $.001 par value, outstanding as of April 27, 2009 was 1,330,591 shares.

                       SECURITIES AND EXCHANGE COMMISSION





ITEM 1. FINANCIAL STATEMENTS


                                                                            Page
                                                                            ----

Balance Sheets at March 31, 2009 (unaudited) and
     December 31, 2008                  ..................................   F-2

Statements of Operations for the three months ended
     March 31, 2009 and 2008 (unaudited)..................................   F-3

Statements of Cash Flows for the three months ended
     March 31, 2009 and 2008  (unaudited).................................   F-4

Notes to Condensed Financial Statements ..................................   F-5


                         REGATTA CAPITAL PARTNERS, INC.
                          (A Development Stage Company)
                                 BALANCE SHEETS



                                                          March 31,   December 31,
                                                            2009          2008
                                                         (Unaudited) (See Note 1)
                                                          ---------    ---------
                                     ASSETS
Current assets:
   Cash and cash equivalents                              $   2,356    $   2,356
                                                          ---------    ---------


          Total assets                                    $   2,356    $   2,356
                                                          =========    =========


                     LIABILITIES AND SHAREHOLDERS' (DEFICIT)


Current Liabilities


    Accrued expenses                                      $   6,375    $   5,250
    Accounts payable, related parties                        45,177       43,972
                                                          ---------    ---------

          Total liabilities (all current)                    51,552       49,222



Shareholders'  (deficit):
   Common stock, $.001 par value; authorized 100,000,000
   shares; 1,330,591 shares issued and outstanding.           1,331        1,331
   Additional paid-in capital                               133,392      133,392
   Accumulated deficit during development stage            (183,919)    (181,589)
                                                          ---------    ---------

          Total shareholders' (deficit)                     (49,196)     (46,866)
                                                          ---------    ---------

          Total liabilities and shareholders' (deficit)   $   2,356    $   2,356
                                                          =========    =========



                         REGATTA CAPITAL PARTNERS, INC.
                          (A Development Stage Company)
                            STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                                       Sept. 20, 1996
                                         For the three  For the three   (Inception)
                                          months ended  months ended      through
                                           March 31,      March 31,      March 31,
                                              2009          2008           2009
                                          -----------    -----------    -----------
Operating Expenses:
    Stock option                                   --             --         81,063
    General and administrative expenses         2,330          2,050        105,068
                                          -----------    -----------    -----------

Total Operating Expenses                        2,330          2,050        186,131
                                          -----------    -----------    -----------

Other Income and (Expense):
   Impairment loss (Note 1)                        --             --         (5,115)
   Miscellaneous income                            --             --          8,225
   Interest income                                 --             --            309
                                          -----------    -----------    -----------

Total Other Income and (Expense)                   --             --          3,419
                                          -----------    -----------    -----------

Net (loss) before income tax provision    $    (2,330)   $    (2,050)   $  (182,712)

Income tax provision                               --             --         (1,207)
                                          -----------    -----------    -----------

                                          $    (2,330)   $    (2,050)   $  (183,919)
                                          ===========    ===========    ===========


Basic and diluted net (loss) per share    $       Nil    $       Nil           (.16)
                                          ===========    ===========    ===========

Weighted average shares of common
   common stock outstanding                 1,330,591      1,330,591      1,158,784
                                          ===========    ===========    ===========


                         REGATTA CAPITAL PARTNERS, INC.
                          (A Development Stage Company)
                            STATEMENTS OF CASH FLOWS
                                   (Unadited)

                                                                                          Sept. 20, 1996
                                                          For the three   For the three    (Inception)
                                                           months ended    months ended      through
                                                            March 31,       March 31,       March 31,
                                                              2009             2008            2009
                                                          -------------   -------------   --------------
Cash flows from operating activities:
   Net income (loss)                                      $     (2,330)   $     (2,050)   $    (183,919)
   Adjustments to reconcile net (loss) to
    cash used in operating activities:
      Stock based compensation                                       -               -            3,004
      Stock options expense                                          -               -           81,063
      Impairment loss                                                -               -            5,115
      Increase in accounts payable                               1,125           1,950            6,375
                                                          -------------   -------------   --------------

Cash (used in) operating activities                             (1,205)           (100)         (88,362)

Cash flows from financing activities:
   Contributed capital                                               -               -           25,123
   Advances from related parties                                 1,205             100           67,431
   Repayments to related parties                                     -               -           (3,636)
   Sale of common stock                                              -               -            1,800
                                                          -------------   -------------   --------------

Cash provided by financing activities                            1,205             100           90,718

Increase (decrease) in cash and cash equivalents                     -               -            2,356
Cash at beginning of period                                      2,356           2,356                -
                                                          -------------   -------------   --------------

Cash at end of period                                     $      2,356    $      2,356    $       2,356
                                                          =============   =============   ==============

Interest paid                                             $          -    $          -    $           -
                                                          =============   =============   ==============

Income taxes paid                                         $          -    $          -    $           -
                                                          =============   =============   ==============


Non Cash Transactions:

Acquisition of interest in motion picture                 $          -    $          -    $       5,000
                                                          =============   =============   ==============
Investment in common shares of energy Acquisition         $          -    $          -    $         115
                                                          =============   =============   ==============
Shares issued in exchange for related party advances      $          -    $          -    $      18,615
                                                          =============   =============   ==============

                         REGATTA CAPITAL PARTNERS, INC.
                     Notes to Condensed Financial Statements
                                 March 31, 2009
                                   (Unaudited)


(1) Summary of Significant Accounting Policies:

Basis of presentation

The balance sheet as of March 31, 2009, the statements of operations and the statements of cash flows for the three month periods ended March 31, 2009 and 2008, have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and changes in financial position at March 31, 2009, and for all periods presented, have been made.

It is suggested that these statements be read in conjunction with the Company's audited financial statements and the accompanying notes for the year ended December 31, 2008, included in the Company's Form 10-K, filed with the Securities and Exchange Commission.

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

                         REGATTA CAPITAL PARTNERS, INC.
                     Notes to Condensed Financial Statements
                                 March 31, 2009
                                   (Unaudited)


Note 2:  Related Party Transactions

During the three months ended March 31, 2009, Regatta Capital Ltd., a company owned by the president of the Company, paid for certain expenses on behalf of the Company totaling $1,205. At March 31, 2009, the Company is indebted in the amount of $45,177 to related parties.

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

As of March 31, 2009 the Company had $2,356 in cash and $51,552 in total liabilities. It has an accumulated deficit of $183,919.

As a shell company as defined by in Rule 12b-2 of the Exchange Act, the Company must file a Form 8-K Current report containing information similar to that of an Exchange Act Registration Statement on Form 10 for any reorganization whereby the Company will commence operations including a description of the transaction, the new business, its management, its financial statements and other information.

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


     (B) Reports on Form 8-K

     The Company filed no reports on Form 8-K during the quarter ended March 31, 2009.

                                   SIGNATURES

     In accordance with Section 13 or 15(a) of the Exchange Act, the Registrant has caused this Amended Report to be signed on its behalf by the undersigned, thereunto duly authorized on the 27th day of April 2009.


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