Form 10-Q
period 2009-06-30
Regatta Capital Partners, Inc.
filed 2009-08-13
CIK 1029356

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q
(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the period ended June 30, 2009

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

The number of shares of the registrant's Common Stock, $.001 par value, outstanding as of August 7, 2009 was 1,330,591 shares.

                       SECURITIES AND EXCHANGE COMMISSION





ITEM 1. FINANCIAL STATEMENTS


                                                                            Page
                                                                            ----

Balance Sheets at June 30, 2009 (unaudited) and
     December 31, 2008                  ..................................   F-2

Statements of Operations for the three months ended
     June 30, 2009 and 2008 (unaudited)...................................   F-3

Statements of Operations for the six months ended
     June 30, 2009 and 2008 (unaudited)...................................   F-4

Statements of Cash Flows for the six months ended
     June 30, 2009 and 2008  (unaudited)..................................   F-5

Notes to Condensed Financial Statements ..................................   F-6


                         REGATTA CAPITAL PARTNERS, INC.
                          (A Development Stage Company)
                                 BALANCE SHEETS



                                                          June 30,   December 31,
                                                            2009          2008
                                                         (Unaudited) (See Note 1)
                                                          ---------    ---------
                                     ASSETS
Current assets:
   Cash and cash equivalents                              $   2,356    $   2,356
                                                          ---------    ---------


          Total assets                                    $   2,356    $   2,356
                                                          =========    =========


LIABILITIES AND SHAREHOLDERS' (DEFICIT)


Current Liabilities


    Accrued expenses                                      $   2,505    $   5,250
    Accounts payable, related parties                        50,093       43,972
                                                          ---------    ---------

          Total liabilities (all current)                    52,598       49,222



Shareholders' (deficit):
   Common stock, $.001 par value; authorized 100,000,000
   shares; 1,330,591 shares issued and outstanding.           1,331        1,331
   Additional paid-in capital                               133,392      133,392
   Accumulated deficit during development stage            (184,965)    (181,589)
                                                          ---------    ---------

          Total shareholders' (deficit)                     (50,242)     (46,866)
                                                          ---------    ---------

          Total liabilities and shareholders' (deficit)   $   2,356    $   2,356
                                                          =========    =========


                         REGATTA CAPITAL PARTNERS, INC.
                          (A Development Stage Company)
                            STATEMENTS OF OPERATIONS
                                   (Unaudited)




                                          For the three  For the three
                                          months ended   months ended
                                            June 30,      June 30,
                                             2008          2007
                                          -----------    -----------
Operating Expenses:
   General and administrative expenses         1,046          1,475
                                          -----------    -----------

Total Operating Expenses                       1,046          1,475
                                          -----------    -----------
Net (loss)                                $   (1,046)   $    (1,475)
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
                                          ===========    ===========



                         REGATTA CAPITAL PARTNERS, INC.
                          (A Development Stage Company)
                            STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                                       Sept. 20, 1996
                                           For the six   For the six    (Inception)
                                          months ended  months ended      through
                                            June 30,      June 30,        June 30,
                                              2009          2008           2009
                                          -----------    -----------    -----------
Operating Expenses:
    Stock option                                   --             --         81,063
    General and administrative expenses         3,376          3,525        106,114
                                          -----------    -----------    -----------

Total Operating Expenses                        3,376          3,525        187,177
                                          -----------    -----------    -----------

Other Income and (Expense):
   Impairment loss (Note 1)                        --             --         (5,115)
   Miscellaneous income                            --             --          8,225
   Interest income                                 --             --            309
                                          -----------    -----------    -----------

Total Other Income and (Expense)                   --             --          3,419
                                          -----------    -----------    -----------

Net (loss) before income tax provision    $    (3,376)   $    (3,525)   $  (183,758)

Income tax provision                               --             --         (1,207)
                                          -----------    -----------    -----------

                                          $    (3,376)   $    (3,525)   $  (184,965)
                                          ===========    ===========    ===========


Basic and diluted net (loss) per share    $       Nil    $       Nil           (.16)
                                          ===========    ===========    ===========

Weighted average shares of common
   common stock outstanding                 1,330,591      1,330,591      1,162,142
                                          ===========    ===========    ===========


                         REGATTA CAPITAL PARTNERS, INC.
                          (A Development Stage Company)
                            STATEMENTS OF CASH FLOWS
                                   (Unadited)
                                                                                          Sept. 20, 1996
                                                           For the six    For the six      (Inception)
                                                          months ended    months ended       through
                                                             June 30,       June 30,         June 30,
                                                               2009           2008            2009
                                                          -------------   -------------   --------------
Cash flows from operating activities:
   Net income (loss)                                      $     (3,376)   $     (3,525)   $    (184,965)
   Adjustments to reconcile net (loss) to
    cash used in operating activities:
      Stock based compensation                                       -               -            3,004
      Stock options expense                                          -               -           81,063
      Impairment loss                                                -               -            5,115
      Increase (decrease) in accounts payable and
         accrued expenses                                        (2,745)         (2,275)          2,505
                                                          -------------   -------------   --------------

Cash (used in) operating activities                             (6,121)         (5,800)         (93,278)

Cash flows from financing activities:
   Contributed capital                                               -               -           25,123
   Advances from related parties                                 6,121           5,800           72,347
   Repayments to related parties                                     -               -           (3,636)
   Sale of common stock                                              -               -            1,800
                                                          -------------   -------------   --------------

Cash provided by financing activities                            6,121           5,800           95,634

Increase (decrease) in cash and cash equivalents                     -               -            2,356
Cash at beginning of period                                      2,356           2,356                -
                                                          -------------   -------------   --------------

Cash at end of period                                     $      2,356    $      2,356    $       2,356
                                                          =============   =============   ==============

Interest paid                                             $          -    $          -    $           -
                                                          =============   =============   ==============

Income taxes paid                                         $          -    $          -    $           -
                                                          =============   =============   ==============


Non Cash Transactions:

Acquisition of interest in motion picture                 $          -    $          -    $       5,000
                                                          =============   =============   ==============
Investment in common shares of energy Acquisition         $          -    $          -    $         115
                                                          =============   =============   ==============
Shares issued in exchange for related party advances      $          -    $          -    $      18,615
                                                          =============   =============   ==============

                         REGATTA CAPITAL PARTNERS, INC.
                     Notes to Condensed Financial Statements
                                  June 30, 2009
                                   (Unaudited)


(1) Summary of Significant Accounting Policies:

Basis of presentation

The balance sheet as of June 30, 2009, the statements of operations and the statements of cash flows for the six month periods ended June 30, 2009 and 2008, have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and changes in financial position at June 30, 2009, and for all periods presented, have been made.

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

                         REGATTA CAPITAL PARTNERS, INC.
                     Notes to Condensed Financial Statements
                                  June 30, 2009
                                   (Unaudited)


Note 2:  Related Party Transactions

During the six months ended June 30, 2009, Regatta Capital Ltd., a company owned by the president of the Company, paid for certain expenses on behalf of the Company totaling $6,121. At June 30, 2009, the Company is indebted in the amount of $50,093 to related parties.

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

As of June 30, 2009 the Company had $2,356 in cash and $52,598 in total liabilities. It has an accumulated deficit of $184,965.

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

                                   SIGNATURES

     In accordance with Section 13 or 15(a) of the Exchange Act, the Registrant has caused this Amended Report to be signed on its behalf by the undersigned, thereunto duly authorized on the 13th day of August 2009.


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