Form 10-Q
period 2009-09-30
Regatta Capital Partners, Inc.
filed 2009-10-30
CIK 1029356

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q
(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the period ended September 30, 2009

[_] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from______ to _______

                         Commission File Number 0-27609


                         REGATTA CAPITAL PARTNERS, INC.
                         -------------------------------
             (Exact name of registrant as specified in its charter)

         Maryland                                               20-4550082
  ----------------------------                               -----------------
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

The number of shares of the registrant's Common Stock, $.001 par value, outstanding as of October 30, 2009 was 1,330,591 shares.

                       SECURITIES AND EXCHANGE COMMISSION





ITEM 1. FINANCIAL STATEMENTS


                                                                    Page
                                                                    ----

Balance Sheets at September 30, 2009 (unaudited) and
     December 31, 2008.............................................  F-2

Statements of Operations for the three months ended
     September 30, 2009 and 2008 (unaudited).......................  F-3

Statements of Operations for the nine months ended
     September 30, 2009 and 2008 (unaudited).......................  F-4

Statements of Cash Flows for the nine months ended
     September 30, 2009 and 2008  (unaudited)......................  F-5

Notes to Condensed Financial Statements ...........................  F-6



                         REGATTA CAPITAL PARTNERS, INC.
                          (A Development Stage Company)
                                 BALANCE SHEETS



                                                          Sept 30,   December 31,
                                                            2009          2008
                                                         (Unaudited) (See Note 1)
                                                          ---------    ---------
                                     ASSETS
Current assets:
   Cash and cash equivalents                              $   2,356    $   2,356
                                                          ---------    ---------


          Total assets                                    $   2,356    $   2,356
                                                          =========    =========


                     LIABILITIES AND SHAREHOLDERS' (DEFICIT)


Current Liabilities


    Accrued expenses                                      $   1,385    $   5,250
    Accounts payable, related parties                        52,437       43,972
                                                          ---------    ---------

          Total liabilities (all current)                    53,822       49,222



Shareholders' (deficit):
   Common stock, $.001 par value; authorized 100,000,000
   shares; 1,330,591 shares issued and outstanding.           1,331        1,331
   Additional paid-in capital                               133,392      133,392
   Accumulated deficit during development stage            (186,189)    (181,589)
                                                          ---------    ---------

          Total shareholders' (deficit)                     (51,466)     (46,866)
                                                          ---------    ---------

          Total liabilities and shareholders' (deficit)   $   2,356    $   2,356
                                                          =========    =========


                         REGATTA CAPITAL PARTNERS, INC.
                          (A Development Stage Company)
                            STATEMENTS OF OPERATIONS
                                   (Unaudited)




                                                 For the three     For the three
                                                  months ended      months ended
                                                     Sept 30,         Sept 30,
                                                      2009              2008
                                                   -----------      -----------
Operating Expenses:
   General and administrative expenses                   1,225            1,785
                                                   -----------      -----------

Total Operating Expenses                                 1,225            1,785
                                                   -----------      -----------
Net (loss)                                         $    (1,225)     $    (1,785)
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
                                                   ===========      ===========


                         REGATTA CAPITAL PARTNERS, INC.
                          (A Development Stage Company)
                            STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                                       Sept. 20, 1996
                                          For the nine  For the nine     (Inception)
                                          months ended  months ended      through
                                            Sept 30,      Sept 30,        Sept 30,
                                              2009          2008           2009
                                          -----------    -----------    -----------
Operating Expenses:
    Stock option                                   --             --         81,063
    General and administrative expenses         4,600          5,310        107,338
                                          -----------    -----------    -----------

Total Operating Expenses                        4,600          5,310        188,401
                                          -----------    -----------    -----------

Other Income and (Expense):
   Impairment loss (Note 1)                        --             --         (5,115)
   Miscellaneous income                            --             --          8,225
   Interest income                                 --             --            309
                                          -----------    -----------    -----------

Total Other Income and (Expense)                   --             --          3,419
                                          -----------    -----------    -----------

Net (loss) before income tax provision    $    (4,600)   $    (5,310)   $  (184,982)

Income tax provision                               --             --         (1,207)
                                          -----------    -----------    -----------

                                          $    (4,600)   $    (5,310)   $  (186,189)
                                          ===========    ===========    ===========


Basic and diluted net (loss) per share    $       Nil    $       Nil           (.16)
                                          ===========    ===========    ===========

Weighted average shares of common
   common stock outstanding                 1,330,591      1,330,591      1,165,406
                                          ===========    ===========    ===========



                         REGATTA CAPITAL PARTNERS, INC.
                          (A Development Stage Company)
                            STATEMENTS OF CASH FLOWS
                                   (Unadited)
                                                                                          Sept. 20, 1996
                                                          For the nine    For the nine     (Inception)
                                                          months ended    months ended       through
                                                             Sept 30,       Sept 30,         Sept 30,
                                                               2009           2008             2009
                                                          -------------   -------------   --------------
Cash flows from operating activities:
   Net income (loss)                                      $     (4,600)   $     (5,310)   $    (186,189)
   Adjustments to reconcile net (loss) to
    cash used in operating activities:
      Stock based compensation                                       -               -            3,004
      Stock options expense                                          -               -           81,063
      Impairment loss                                                -               -            5,115
      Increase (decrease) in accounts payable and
         accrued expenses                                       (3,865)         (2,775)           1,385
                                                          -------------   -------------   --------------

Cash (used in) operating activities                             (8,465)         (8,085)         (95,622)

Cash flows from financing activities:
   Contributed capital                                               -               -           25,123
   Advances from related parties                                 8,465           8,085           74,691
   Repayments to related parties                                     -               -           (3,636)
   Sale of common stock                                              -               -            1,800
                                                          -------------   -------------   --------------

Cash provided by financing activities                            8,465           8,085           97,978

Increase (decrease) in cash and cash equivalents                     -               -            2,356
Cash at beginning of period                                      2,356           2,356                -
                                                          -------------   -------------   --------------

Cash at end of period                                     $      2,356    $      2,356    $       2,356
                                                          =============   =============   ==============

Interest paid                                             $          -    $          -    $           -
                                                          =============   =============   ==============

Income taxes paid                                         $          -    $          -    $           -
                                                          =============   =============   ==============


Non Cash Transactions:

Acquisition of interest in motion picture                 $          -    $          -    $       5,000
                                                          =============   =============   ==============
Investment in common shares of energy Acquisition         $          -    $          -    $         115
                                                          =============   =============   ==============
Shares issued in exchange for related party advances      $          -    $          -    $      18,615
                                                          =============   =============   ==============

                         REGATTA CAPITAL PARTNERS, INC.
                     Notes to Condensed Financial Statements
                               September 30, 2009
                                   (Unaudited)


(1) Summary of Significant Accounting Policies:

Basis of presentation

The balance sheet as of September 30, 2009, the statements of operations and the statements of cash flows for the three months and nine month periods ended September 30, 2009 and 2008, have been prepared by the Company without audit.
In the opinion of management, all adjustments (which include only normal recurring adjustments)necessary to present fairly the financial position, results of operations, and changes in financial position at September 30, 2009, and for all periods presented, have been made.

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

                         REGATTA CAPITAL PARTNERS, INC.
                     Notes to Condensed Financial Statements
                               September 30, 2009
                                   (Unaudited)


Note 2:  Related Party Transactions

During the nine months ended September 30, 2009, Regatta Capital Ltd., a company owned by the president of the Company, paid for certain expenses on behalf of the Company totaling $8,465. At September 30, 2009, the Company is indebted in the amount of $52,437 to related parties.

Note 3:  Income taxes

The Company recognizes deferred tax assets and liabilities for temporary differences between the tax bases of assets and liabilities and the amounts at which they are carried in the financial statements, the effect of net operating losses, based upon the enacted tax rates in effect for the year in which the differences are expected to reverse. A valuation allowance is established when necessary to reduce deferred tax assets to the amount expected to be realized.

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

The Company filed a Proxy Statement - Form PRE 14C with SEC on May 23, 2006 notifying its shareholders of a special meeting to approve the merger. The Company's shareholders approved the Merger Agreement on June 30, 2006. Under the Company's business plan at that time, the Company planned to acquire the outstanding bonds of Regatta Capital, Ltd., a related party.

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

As of September 30, 2009 the Company had $2,356 in cash and $53,822 in total liabilities. It has an accumulated deficit of $186,189.

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


     (B) Reports on Form 8-K

     The Company filed no reports on Form 8-K during the quarter ended September 30, 2009.

                                   SIGNATURES

     In accordance with Section 13 or 15(a) of the Exchange Act, the Registrant has caused this Amended Report to be signed on its behalf by the undersigned, thereunto duly authorized on the 30th day of October 2009.


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