Form 10-K
period 2009-12-31
Regatta Capital Partners, Inc.
filed 2010-03-31
CIK 1029356

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2009

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission file number:   0-27609

REGATTA CAPITAL PARTNERS, INC.
(Exact name of registrant as specified in its charter)

Maryland	20-4550082
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

222 Milwaukee Street, Suite 304 Denver, CO	80206
(Address of principal executive offices)	(Zip Code)

(303) 329-3479
Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:  None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock
Title of Class

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes    ☐  No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes    ☐  No ☒

Indicate by check mark whether the issuer (1) filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes    ☒  No   ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐   No  ☐

Indicate by checkmark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See the definitions of "large accelerated filer,"  "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes    ☒  No   ☐

The aggregate market value of the Common Stock held by non-affiliates as of the last business day of the registrant's most recently completed second fiscal quarter was $0  based on the closing price of the common stock of $0.

As of March 29, 2010 there were 1,330,591 shares of Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:  None.

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

Part I

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

The Company shareholders exchanged the 6,000,000 shares of the Company for approximately 1,331,000 shares of Regatta Capital Partners, Inc. common stock.  The stockholders of the Company, as of August 3, 2006, the closing date of the Merger, own approximately 100% of Regatta Capital Partners, Inc. common stock outstanding as of the closing date and Monet ceased to exist as a separate corporation. For accounting purposes, this transaction was accounted for as a merger.

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

Employees and Offices

As of March 20, 2009 the Company did not have any full time employees.

Item 1A Risk Factors

1. The Company has no record of earnings. It is also subject to all the risks inherent in a developing business enterprise including lack of cash flow.

2. The Company's success and possible growth will depend on its ability to develop or acquire new business operations.

3. Liquidity and need for additional financing is a concern for the Company. At the present time, the Company does not have sufficient cash to finance its operations. The Company is dependent on the ability of its management team to obtain the necessary working capital to operate successfully. There is no assurance that the Company will be able to obtain additional capital as required, or if the capital is available, to obtain it on terms favorable to the Company. The Company may suffer from a lack of liquidity in the future that could impair its production efforts and adversely affect its results of operations.

4. The Company is wholly dependent at the present upon the personal efforts and abilities of its Officers and Directors, who exercise control over the day-to-day affairs of the Company.

Item 1B Unresolved Staff Comments

None.  As a smaller business issuer, the Company is not required to include this Item.

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

Item 4.   Reserved

Part II

Item 5. Market For Registrant's Common Equity And Related Stockholder Matters

As of March 29, 2010 there were approximately 1,200 beneficial owners of the Company's common stock. The Company's common stock does not have a trading symbol and is not listed on any market. There have been no reported bids or offers and no trades have been made.

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

As of December 31, 2009, the Company had $2,356 in cash and $59,072 in total liabilities. It has an accumulated deficit of $191,439.

We will need additional funding to achieve our plan of operation and to pay for the costs associated with being a public company, including compliance and audits of our financial statements. In the past we have relied on loans and advances from shareholders to fund our operations, however, we have no written or firm agreement regarding financing.

In addition, the United States and the global business community is experiencing severe instability in the commercial and investment banking systems which is likely to continue to have far-reaching effects on the economic activity in the country for an indeterminable period. The long-term impact on the United States economy and the Company’s operating activities and ability to raise capital cannot be predicted at this time, but may be substantial.

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

ITEM 8. FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm

Board of Directors
Regatta Capital Partners, Inc.

We have audited the accompanying balance sheets of Regatta Capital Partners, Inc., as of December 31, 2009 and 2008, and the related statements of operations, shareholders' (deficit), and cash flows for the two years ended December 31, 2009 and 2008, and for the period from September 20, 1996 (inception) through December 31, 2009. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. The financial statements for the cumulative period from September 20, 1996 to December 31, 2005 were audited by other auditors whose report dated January 26, 2006 expressed an unqualified opinion on those statements. Our opinion on the statement of shareholders' (deficit), operations and cash flows for the period September 20, 1996 through December 31, 2009, insofar as it relates to amounts for prior periods through December 31, 2005 is based solely on the reports of other auditors.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Regatta Capital Partners, Inc. as of December 31, 2009 and 2008, and the results of its operations and cash flows for the two years ended December 31, 2009 and 2008 and for the period from September 30, 1996 (inception) through December 31, 2009 in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Schumacher & Associates, Inc.
SCHUMACHER & ASSOCIATES, INC.

Denver, Colorado
March 23, 2010

REGATTA CAPITAL PARTNERS, INC.
(A Development Stage Company)
BALANCE SHEETS

	December 31, 2009	December 31, 2008
ASSETS
Current assets
Cash and cash equivalents	$2,356	$2,356

Total current assets	2,356	2,356
Total assets	$2,356	$2,356

LIABILITIES AND SHAREHOLDER’S (DEFICIT)
Current Liabilities
Accrued expenses	$6,635	$5,250
Accounts payable, related parties	52,437	43,972

Total liabilities (all current)	59,072	49,222

Commitments and contingencies (Notes 2, 3 and 4

Shareholders’ (deficit):
Common stock, $.001 par value; authorize 100,000,000
Shares; 1,330,591 shares issued and outstanding	1,331	1,331
Additional paid-in capital	133,392	133,392
Accumulated deficit during development stage	(191,439)	(181,589)

Total shareholders’ (deficit)	(56,716)	(46,866)

Total liabilities and shareholders’ (deficit)	$2,356	$2,356

The accompanying notes are an integral part of these financial statements

F-2

REGATTA CAPITAL PARTNERS, INC.
(A Development Stage Company)
STATEMENTS OF OPERATIONS

	For the year ended December 31, 2009	For the year ended December 31, 2008	Sept. 20, 2006 (Inception) through December 31, 2009
Operating Expenses:
Stock option expense (Note 6)	$--	$--	$81,063
General and administrative expenses	9,850	10,520	112,588

Total Operating Expenses	9,850	10,520	193,651

Other Income and (Expense):
Interest income	--	--	309
Miscellaneous income	--	--	8,225
Impairment loss (Note 1)	--	--	(5,115)

Total Other Income and (Expense)	--	--	3,419

Net (loss) before income tax provision	(9,850)	(10,520)	(190,232)

Income tax provision	--	--	(1,207)

Net (loss)	$(9,850)	$(10,520)	$(191,439)

Basic and diluted net (loss) per share	$(0.01)	$(0.01)	(0.16)

Weighted average shares of common stock outstanding	1,330,591	1,330,591	1,168,546

The accompanying notes are an integral part of these financial statements

F-3

REGATTA CAPITAL PARTNERS, INC.
(A Development Stage Company)
STATEMENT OF CHANGES IN SHAREHOLDERS’ (DEFICIT)
FOR THE PERIOD FROM SEPTEMBER 20, 1996 TO DECEMBER 31, 2009
	Common Stock
	Shares	Amount	Additional paid in capital	Deficit Accumulated during Development Stage	Total
Balance at
September 20, 2006 (inception)	--	$--	--	$--	$--
Shares issued in exchange for
Interest in motion picture at $0.01 per share, September 1996	508,944	509	4,491	--	5,000
Shares issued in exchange for
Common stock of Energy Acquisition at $0.001 per share, October 1996	110,881	111	4	--	115
Shares issued in exchange for
Officer compensation at $0.01 per share. December 1996	289,399	289	2,715	--	3,004
Issuance of common stock for
Cash at $0.009 per share	199,586	200	1,600	--	1,800
Net loss	--	--	--	(2,843)	(2,843)
Balances at December 31,
1996, 1997, 1998, 1999, 2000	1,108,810	1,109	8,810	(2,843)	7,076
Contributed capital	--	--	25,123	--	25,123
Net loss	--	--	--	(25,123)	(25,123)
Balances at December 31, 2001	1,108,810	1,109	33,933	(27,966)	7,076
Net loss	--	--	--	(1,579)	(1,579)
Balances at December 31, 2002	1,108,810	1,109	33,933	(29,545)	5,497
Net loss	--	--	--	(1,007)	(1,007)
Balances at December 31, 2003	1,108,810	1,109	33,933	(30,552)	4,490
Net loss	--	--	--	(4,817)	(4,817)
Balances at December 31, 2004	1,108,810	1,109	33,933	(35,369)	(327)
Shares issued in exchange for
Payable at $0.085 per share, October 2005	221,761	222	18,393	--	18,615
Stock options granted at
November 15, 2005	--	--	81,063	--	81,063
Net loss	--	--	--	(96,670)	(96,670)
Balances at December 31, 2005	1,330,571	1,331	133,389	(132,039)	2,681
Issuance of share per merger	20	--	2	--	2
Net loss	--	--	--	(27,429)	(27,429)
Balances at December 31, 2006	1,330,591	1,331	133,392	(159,468)	(24,745)
Net loss	--	--	--	(11,601)	(11,601)
Balances at December 31, 2007	1,330,591	1,331	133,392	(171,069)	(36,346)
Net loss	--	--	--	(10,520)	(10,520)
Balances at December 31, 2008	1,330,591	1,331	133,392	(181,589)	(46,866)
Net loss	--	--	--	(9,850)	(9,850)
Balances at December 31, 2009	1,330,591	1,331	133,392	(191,439)	(56,716)

The accompanying notes are an integral part of these financial statements

REGATTA CAPITAL PARTNERS, INC.
(A Development Stage Company)
STATEMENTS OF CASH FLOWS

	For the year ended December 31, 2009	For the year ended December 31, 2008	Sept. 20, 2006 (Inception) through December 31, 2009
Cash flows from operating activities:
Net income (loss)	$(9,850)	$(10,520)	$(191,439)
Adjustments to reconcile net (loss) to Cash used in operating activities
Stock based compensation	--	--	3,004
Stock options expense	--	--	81,063
Impairment loss	--	--	5,115
Increase (decrease) in accounts payable	1,385	550	6,635
Cash (used in) operating activities	(8,465)	(9,970)	(95,622)

Cash flows from financing activities
Contributed capital	--	--	25,123
Advances from related parties	8,465	9,970	74,691
Repayments to related parties	--	--	(3,636)
Sale of common stock	--	--	1,800

Cash provided by financing activities	8,465	9,970	97,978

Increase (decrease) in cash and cash equivalents	--	--	2,356
Cash at beginning of period	2,356	2,356	--

Cash at end of period	$2,356	$2,356	$2,356

Interest paid	$--	$--	$--

Income tax paid	$--	$--	$--

Non Cash Transactions:
Acquisition of interest in motion picture	$--	$--	$5,000
Investment in common shares of Energy Acquisition	$--	$--	$115
Shares issued in exchange for related party advances	$--	$--	$18,615

The accompanying notes are an integral part of these financial statements

F-5

REGATTA CAPITAL PARTNERS, INC.
Notes to Financial Statements
December 31, 2009 and 2008

Note 1 – Nature and Continuance of Operations:

Organization

Regatta Capital Partners, Inc. (the “Company”)(RCPI) was incorporated in the State of Maryland, United States of America, on March 8, 2006. The Company merged with Monet Entertainment Group, Inc. (Monet), a Colorado corporation, on August 1, 2006, with RCPI the surviving corporation. Under the merger agreement each ten (10) shares of Monet’s common stock were converted into 2.21833 shares of RCPI common stock. Since there was no material change in ownership of Monet after the merger, the accounts of Monet were carried over in the financial statements. The Company’s fiscal year end is December 31.

Development Stage Activities

The Company is in the development stage and has not yet realized any revenues from its planned operations. The Company was formed for the purpose of effectuating a merger with Monet Entertainment Group, Ltd., a public reporting company, an affiliate which is controlled by the Company’s President. The Company was formed with the objective of commencing operations as a business development company.

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

Note 2 – Significant Accounting Policies:

This summary of significant accounting policies is presented to assist in understanding the Company’s financial statements. The financial statements and notes are representations of the Company’s management who is responsible for their integrity and objectivity. These accounting policies conform to generally accepted accounting principles in the United States of America and have been consistently applied in the preparation of the financial statements.

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

REGATTA CAPITAL PARTNERS, INC.
Notes to Financial Statements
December 31, 2009 and 2008

Impairment of Long-Lived Assets

In accordance with ASC 360, Accounting for the Impairment or Disposal of Long-Lived Assets, the Company evaluates their long-lived assets (excluding the full cost pool), including related intangibles of identifiable business activities for impairment when events or changes in circumstances indicate, in management's judgment, that the carrying value of such assets may not be recoverable. The determination of whether impairment has occurred is based on management's estimate of undiscounted future cash flows attributable to the assets as compared to the carrying value of the assets. If impairment has occurred, estimating the fair value for the assets and recording a provision for loss if the carrying value is greater than fair value determine the amount of the impairment recognized. For assets identified to be disposed of in the future, the carrying value of these assets are compared to the estimated fair value less the cost to sell to determine if impairment is required. Until the assets are disposed of, an estimate of the fair value is re-determined when related events or circumstances change.

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

Income Taxes

The Company has adopted ASC 740 "Accounting for Income Taxes" which requires the use of the asset and liability method of accounting of income taxes. Under the asset and liability method of ASC 740, deferred tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. A valuation allowance is established when necessary to reduce deferred tax assets to the amount expected to be realized.

Basic and Diluted Loss Per Share

In accordance with ASC 260 - "Earnings Per Share", the basic loss per common share is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding. Diluted loss per common share is computed similar to basic loss per common share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. Diluted earnings per share is not shown for periods in which the Company incurs a loss because it would be anti-dilutive.

At December 31, 2009 and 2008, the Company had no stock equivalents that were anti-dilutive and excluded in the earnings per share computation.

REGATTA CAPITAL PARTNERS, INC.
Notes to Financial Statements
December 31, 2009 and 2008

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

Concentrations

Financial instruments that potentially subject the company to concentrations of credit risk consist principally of cash and cash equivalents. At December 31, 2009 and 2008, the Company had no amounts of cash or cash equivalents in financial institutions in excess of amounts insured by agencies of the U.S. Government.

Recent Accounting Pronouncements

There were various accounting standards and interpretations issued during 2009 and 2008, none of which are expected to have a material impact on the Company's financial position, operations or cash flows.

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

REGATTA CAPITAL PARTNERS, INC.
Notes to Financial Statements
December 31, 2009 and 2008

Note 3:  Related Party Transactions

During the years ended December 31, 2009 and 2008, Regatta Capital Ltd., a company owned by a director of the Company, paid for certain expenses on behalf of the Company totaling $8,465 and $9,970, respectively, resulting in a balance payable of $51,775 at December 31, 2009. Also during the year ended December 31, 2006, an officer advanced $662 to the Company. At December 31, 2009, the Company is indebted in the amount of $52,437 to related parties.

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

In October 1996, the Company issued 110,917 shares of common stock in exchange for 115,531 common shares of Energy Acquisition Companies, Inc. (Energy), a company under common control. The shares that the Company owned represented less than one percent of Energy's issued and outstanding common stock.

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

Note 4:  Income taxes

Deferred income taxes arise from temporary timing differences in the recognition of income and expenses for financial reporting and tax purposes. The Company's deferred tax assets consist entirely of the benefit from net operating loss (NOL) carryforwards. The net operating loss carry forwards expire in various years through 2029. The Company's deferred tax assets are offset by a valuation allowance due to the uncertainty of the realization of the net operating loss carryforwards. Net operating loss carryforwards may be further limited by a change in company ownership and other provisions of the tax laws.

REGATTA CAPITAL PARTNERS, INC.
Notes to Financial Statements
December 31, 2009 and 2008

The Company’s deferred tax assets, valuation allowance, and change in valuation allowance are as follows:

Period Ending December 31	Estimated NOL	NOL Expires	Estimated Tax Benefit from NOL	Valuation Allowance	Change in Valuation Allowance	Net Tax Benefit
2008	181,589	Various	33,594	(33,594)	(1,946)	--
2009	9,850	2029	1,822	(1,822)	(1,822)	--

Income taxes at the statutory rate are reconciled to the Company’s actual income taxes as follows:

Income tax benefit at statutory rate resulting from net operating loss carryforward	(15.0%)
State tax benefit, net of federal benefit	(3.5%)
Deferred income tax valuation allowance	18.5%
Actual tax rate	0%

Note 5:  Common Stock

The Company’s authorized common stock consists of 100,000,000 shares with $.001 par value per share.

The shareholders of Monet Entertainment Group, Inc. (Monet) owned 6,000,000 shares of Monet at December 31, 2005. Under the merger agreement with the Company, each ten shares of Monet’s common stock were converted into 2.21833 shares of RCPI common stock. After the merger, 1,330,571 shares were outstanding. On March 31, 2006, the Company issued 20 shares of common stock at a price of $0.10 per share for cash totaling $2. See Note 6.

Note 6:  Stock Options

On November 15, 2005 the Company granted an unrelated third party options to purchase 443,666 shares of the Company’s common stock to provide incentive to involve the Company with real estate opportunities. The options carry an exercise price of $6.76 per share for and vest immediately. The Company determined the fair value of the options at $0.18 per share and recorded stock based compensation of $81,063 in accordance with SFAS 123.

The fair value for these options was estimated at the date of grant using the Black-Scholes option-pricing model with the following assumptions:

Risk-free interest rate	4.47%
Dividend yield	0.00%
Volatility factor	172.00%
Weighted average expected life	2 years

REGATTA CAPITAL PARTNERS, INC.
Notes to Financial Statements
December 31, 2009 and 2008

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

A summary of changes in the number of stock options outstanding for the years ended December 31, 2009 and 2008 is as follows:

	Number of Shares	Weighted Average Exercise Price Per Share
Balance at December 31, 2005	443,666	$6.76
Balance at December 31, 2006	0	$0.00
Balance at December 31, 2007	0	$0.00
Balance at December 31, 2008	0	$0.00
Balance at December 31, 2009	0	$0.00
Options exercisable at December 31, 2006	0	$0.00
Options exercisable at December 31, 2007	0	$0.00
Options exercisable at December 31, 2008	0	$0.00
Options exercisable at December 31, 2009	0	$0.00

No options were granted during the year ended December 31, 2009 and 2008.

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

Note 8:  Subsequent Events

The Company has evaluated all subsequent events through the date the financial statements were available to be issued.

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

As of December 31, 2009, the end of the period of this report, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer /Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on the foregoing, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective.

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

In connection with the preparation of this Annual Report on Form 10-K for the year ended December 31, 2009, management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our internal controls over financial reporting, pursuant to Rule 13a-15 under the Exchange Act. Our Chief Executive Officer and Chief Financial Officer concluded and reported to the Board of Directors that the design and operation of our internal controls and procedures were not effective as of December 31, 2009 due to material weaknesses in the system of internal control.

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

Item 9B Other Information

None

Part III

Item 10. Directors, Executive Officers, Promoters and Control Persons, Compliance With Section 16(A) Of the Exchange Act

Name	Age	Position
Philip D. Miller	29	President
Stephen D. Replin	61	CFO/Director
Chester A. Cedars	64	Director
Daniel J. Deters	52	Director
Dr. Glen Zelkind	63	Director

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

Daniel J. Deters: Mr. Deters is an Attorney with 15 years of practice in a variety of office environments presently practicing in Denver, Colorado.  Recently returned to full-time solo law practice after completing a six-year sabbatical exploring food and beverage operations as an employee in key positions with a variety of operations. From 1995 - 1999, Mr. Deters was an Assistant City Attorney in Denver, Colorado supervising a staff of 10 attorneys assigned to represent the Department of Human Services in child protection cases with responsibility for appellate practice and courtroom practice. Managed high-volume case load and coordinated legal and administrative staff operations.  Assigned to criminal courtroom for first year as trial attorney, then re-assigned to Human Services. He received his J.D. from the University of Denver in 1990 and a B.S. in Finance from the University of Wisconsin – La Crosse in 1981

Dr. Glen Zelkind: Dr. Zelkind has been engaged in the private practice of dentistry since 1974. He has also been engaged in various business activities, including the ownership and operation of mobile home parks in Colorado Springs and Pueblo, Colorado. In addition, he has owned, operated and managed other residential rental properties. From 1990 to 1993, Dr. Zelkind served on the Board of Trustees of the Alpha Omega International Dental Fraternity, and in 1993, he served as its Chairman of the Board. He has also served as Treasurer and President of both the Metropolitan Denver Society and the Colorado Dental Association. Dr. Zelkind received a B.S. degree from Colorado State University and a D.M.D. from the University of Louisville School of Dentistry.

The Company does not have an audit, compensation or nominating committee.  The Company is not subject to any marketplace rules regarding director independence.   The forgoing notwithstanding, Dr. Cedars, Mr. Deters and Dr. Zelkind are independent directors as defined by NASDAQ marketplace rules.  The Company held one meeting of the board of directors during the fiscal year ended December 31, 2009 in person or by telephone and all directors attended such meeting.  The Company has also not established a code of ethics.  Communications from securities holders to the board of directors may be sent to the offices of the Company and will be forwarded unopened to a specified director or to all of the independent directors.

Compliance with Section 16(a) of Securities Exchange Act of 1934:

During the fiscal year ended December 31, 2009, our Directors and Officers complied with applicable Section 16(a) filing requirements. This statement is based solely on a review of the copies of such reports that reflect all reportable transactions furnished to us by our Directors and Officers and their written representations that such reports accurately reflect all reportable transactions. None of the officers and directors other than Mr. Replin have any shares of the Company's common stock.

Item 11. Executive Compensation

The following table discloses all compensation received by the Company's President (the Company's Chief Executive Officer) during the three years ending December 31, 2009. During this three-year period no executive officer received annual salary and bonus payments from the Company in excess of $100,000.

Summary Compensation Table

	Annual Compensation			Long Term Compensation
				Awards	Payouts

Name and Principle Position	Year	Salary ($)	Other Annual Compensation ($)	Securities Underlying Options (#)	All Other Compensation ($)
Philip D. Miller, President	2009	0	0	0	0
	2008	0	0	0	0
	2007	0	0	0	0

Stephen D. Replin (former) President	2009	0	0	0	0
	2008	0	0	0	0
	2007	0	0	0	0

Compensation Discussion and Analysis

The board of directors have not awarded executive compensation to its executive officers for the past three fiscal years and has no intention of instituting executive compensation under the Company’s current status as a shell company.

Item 12. Security Ownership Of Certain Beneficial Owners And Management.

The following table shows the ownership of the Company's common stock by the Company's officers and directors and by those persons known by the Company to be the beneficial owners of more than 5% of the Company's common stock as of March 29, 2010. Unless otherwise indicated all shares are owned of record.

Name and Address	Shares	Percentage of Class
Stephen D. Replin 222 Milwaukee St., Suite 304 Denver, CO 80206	989,375 (1)	74.4%
Phillip D. Miller 222 Milwaukee St., Suite 304 Denver, CO 80206	0	0
Chester M. Cedars 222 Milwaukee St., Suite 304 Denver, CO 80206	0	0
Daniel J. Deters 222 Milwaukee St., Suite 304 Denver, CO 80206	0	0
Dr. Glen Zelkind 222 Milwaukee St., Suite 304 Denver, CO 80206	0	0
All Officers and Directors as a Group (5 persons)	989,375	74.4%

 (1) Includes shares owned directly by Mr. Replin, his wife and various business entities controlled by Mr. Replin.

There are no arrangements known to the Company which may result in a change in control of the Company.

Item 13. Certain Relationships And Related Transactions.

Since September 1996 Regatta Capital, Ltd. has provided office space, furniture, and office equipment to the Company and its predecessor. Regatta Capital is controlled by Stephen Replin, an officer and director of the Company. As of December 31, 2009 and December 31, 2008, the Company was indebted in the amount of $51,775 and $43,310, respectively, to Regatta Capital Ltd.

Item 14. Principal Accountant Fees And Services

Audit Fees

The aggregate fees billed by our auditors, for professional services rendered for the audit of our annual financial statements, and for the reviews of the financial statements included in our Quarterly Reports on Form 10-Q during the fiscal years ended December 31, 2009 and 2008, were $7,500 and $7,500 respectively.

Audit-Related Fees

Schumacher and Associates, Inc., was not paid any additional fees for the fiscal years ended December 31, 2009 and December 31, 2008 for assurance and related services reasonably related to the performance of the audit or review of the Company's financial statements.

Tax Fees

Schumacher and Associates, Inc., was not paid any fees for the fiscal years ended December 31, 2009 and December 31, 2008 for professional services rendered for tax compliance, tax advice and tax planning.

Other Fees

Schumacher and Associates, Inc., was paid no other fees for professional services during the fiscal years ended December 31, 2009 and December 31, 2008.

Part IV

Item 15.  Exhibits, Financial Statements and Schedules

(a)  The following documents are filed with this report

1.  Financial Statements    See Item 8 above

2.  Financial Statement Schedules    None

3.  The following Exhibits are filed herewith or incorporated by reference.

Exhibit No.	Description
3.1	Articles and Bylaws(1)
31.1	Sarbanes Oxley Section 302 Certification*
31.2	Sarbanes Oxley Section 302 Certification*
32	Sarbanes Oxley Section 906 Certification*

(1)  Incorporated by reference, and as same exhibit number, from the Company's Registration Statement on Form 10-SB (Commission File Number 0-27609).

* Filed Herewith

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

REGATTA CAPITAL PARTNERS, INC.

/s/ Philip D. Miller
Dated: March 29, 2010	By: Philip D. Miller, President and Chief Executive Officer

In accordance with the Exchange Act, this Report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

/s/ Philip D. Miller	President and Principal Executive Officer, Director	March 29, 2010
Philip D. Miller

/s/ Stephen D. Replin	Principal Financial Officer and Principal Accounting Officer, Director	March 29, 2010
Stephen D. Replin

/s/ Chester M. Cedars	Director	March 29, 2010
Chester M. Cedars

/s/ Daniel P. Deters	Director	March 29, 2010
Daniel P. Deters

/s/ Glen Zelkind	Director	March 29, 2010
Glen Zelkind