Form 10-Q
period 2010-03-31
Regatta Capital Partners, Inc.
filed 2010-05-17
CIK 1029356

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

 ☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2010

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to _________

Commissions file number 0-27609

REGATTA CAPITAL PARTNERS, INC.
(Exact name of small business issuer as specified in its charter)

MARYLAND	20-4550082
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

222 Milwaukee Street, Suite 304 Denver, CO	80206
(Address of principal executive offices)	(Zip Code)

Telephone (403) 290-0264
(Issuer's telephone number)

NOT APPLICABLE
(Former name, former address and former
fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒   No ☐

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS
DURING THE PRECEDING FIVE YEARS

Indicate by check mark whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes ☐  No ☐

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:  As of May 12, 2010, there were 1,330,591 outstanding shares of the Registrant's Common Stock, no par value.

ITEM 1. FINANCIAL STATEMENTS

REGATTA CAPITAL PARTNERS, INC.
(A Development Stage Company)
BALANCE SHEETS

	March 31,	December 31,
	2010	2009
	(Unaudited)	(See Note 1)
ASSETS
Current assets:
Cash and cash equivalents	$2,356	$2,356

Total assets	$2,356	$2,356

LIABILITIES AND SHAREHOLDERS' (DEFICIT)

Current Liabilities

Accrued expenses	$7,275	$6,635
Accounts payable, related parties	53,882	52,437

Total liabilities (all current)	61,157	59,072

Shareholders' (deficit):
Common stock, no par value; authorized 25,000,000
shares; 1,330,591 shares issued and outstanding.	1,331	1,331
Additional paid-in capital	133,392	133,392
Accumulated deficit during development stage	(193,524)	(191,439)

Total shareholders' (deficit)	(58,801)	(56,716)

Total liabilities and shareholders' (deficit)	$2,356	$2,356

See notes to financial statements

REGATTA CAPITAL PARTNERS, INC.
 (A Development Stage Company)
STATEMENTS OF OPERATIONS
(Unaudited)

			Sept. 20, 1996
	For the three	For the three	(Inception)
	months ended	months ended	through
	March 31,	March 31,	March 31,
	2010	2009	2010

Operating Expenses:
Stock option			81,063
General and administrative expenses	2,085	2,330	114,673

Total Operating Expenses	2,085	2,330	195,736

Other Income and (Expense):
Impairment loss (Note 1)	-	-	(5,115)
Miscellaneous income	-	-	8,225
Interest income	-	-	309

Total Other Income and (Expense)	-	-	3,419

Net (loss) before income tax provision	$(2,085)	$(2,330)	$(192,317)

Income tax provision	-	-	(1,207)

Net (loss)	$(2,085)	$(2,330)	$(193,524)

Basic and diluted net (loss) per share	$Nil	$Nil	$(0.17)

Weighted average shares of common
common stock outstanding	1,330,591	1,330,591	1,171,504

See notes to financial statements

REGATTA CAPITAL PARTNERS, INC.
 (A Development Stage Company)
STATEMENTS  OF CASH FLOWS
 (Unadited)

			Sept. 20, 1996
	For the three	For the three	(Inception)
	months ended	months ended	through
	March 31,	March 31,	March 31,
	2010	2009	2010

Cash flows from operating activities:
Net income (loss)	$(2,085)	$(2,330)	$(193,524)
Adjustments to reconcile net (loss) to
cash used in operating activities:
Stock based compensation	-	-	3,004
Stock options expense	-	-	81,063
Impairment loss	-	-	5,115
Increase in accounts payable	640	1,125	7,275

Cash (used in) operating activities	(1,445)	(1,205)	(97,067)

Cash flows from financing activities:
Contributed capital	-	-	25,123
Advances from related parties	1,445	1,205	76,136
Repayments to related parties	-	-	(3,636)
Sale of common stock	-	-	1,800

Cash provided by financing activities	1,445	1,205	99,423

Increase (decrease) in cash and cash equivalents	-	-	2,356
Cash at beginning of period	2,356	2,356	-

Cash at end of period	$2,356	$2,356	$2,356

Interest paid	$-	$-	$-

Income taxes paid	$-	$-	$-

Non Cash Transactions:

Acquisition of interest in motion picture	$-	$-	$5,000
Investment in common shares of energy Acquisition	$-	$-	$115
Shares issued in exchange for related party advances	$-	$-	$18,615

See notes to financial statements

REGATTA CAPITAL PARTNERS, INC.
Notes to Condensed Financial Statements
March 31, 2010
(Unaudited)

(1) Summary of Significant Accounting Policies:

Basis of presentation

The balance sheet as of March 31, 2010, the statements of operations and the statements of cash flows for the three month periods ended March 31, 2010 and 2009, have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and changes in financial position at March 31, 2010, and for all periods presented, have been made.

It is suggested that these statements be read in conjunction with the Company's audited financial statements and the accompanying notes for the year ended December 31, 2009, included in the Company's Form 10-K, filed with the Securities and Exchange Commission.

Development Stage Company

Based upon the Company's business plan, it is a development stage enterprise since planned principal operations have not yet commenced. Accordingly, the Company presents its financial  tatements in conformity with the accounting principles generally accepted in the United States of America that apply in establishing operating enterprises. As a development stage enterprise, the
Company discloses the deficit accumulated during the development stage and the cumulative statements of operations and cash flows from inception to the current balance sheet date.

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

REGATTA CAPITAL PARTNERS, INC.
Notes to Condensed Financial Statements
March 31, 2010
(Unaudited)

Note 2:  Related Party Transactions

During the three months ended March 31, 2010, Regatta Capital Ltd., a company owned by the president of the Company, paid for certain expenses on behalf of the Company totaling $1,445. At March 31, 2010, the Company is indebted in the amount of $53,882 to related parties.

Note 3:  Income taxes

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

Note 4:  Merger

The Company merged with Monet Entertainment Group, Inc. (Monet), a Maryland corporation, on August 1, 2006, with Regatta Capital Partners, Inc. (RCPI) the surviving corporation. Under the merger agreement each ten (10) shares of Monet's common stock were converted into 2.21833 shares of RCPI common stock, which was accounted for as a reverse stock split, since that was the substance of the transaction. All references to common stock in the financial statements have been retroactively given effect for this split.

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

As of March 31, 2010 the Company had $2,356 in cash and $61,157 in total liabilities. It has an accumulated deficit of $193,524.

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

As of the end of the period reported upon, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and the Company's Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on the foregoing, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective. There have been no changes in the Company's internal controls over financial reporting or in other factors that have materially affected or are reasonably likely to materially affect the internal controls over financial reporting  subsequent to the date the Company completed its evaluation.

PART II

ITEM 1.  LEGAL PROCEEDINGS    None

ITEM 1A. RISK FACTORS       N/A

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS:None

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES:       None

ITEM 4.  REMOVED AND RESERVED.

ITEM 5.  OTHER INFORMATION:    None.

ITEM 6.

(A)  Exhibits

31.1	Sarbanes Oxley Section 302 Certification

31.2	Sarbanes Oxley Section 302 Certification

32.1	Sarbanes Oxley Section 906 Certification

32.2	Sarbanes Oxley Section 906 Certification

SIGNATURES

In accordance with Section 13 or 15(a) of the Exchange Act, the Registrant has caused this Amended Report to be signed on its behalf by the undersigned, thereunto duly authorized on the 12th day of May 2010.

REGATTA CAPITAL PARTNERS, INC

By:	/s/ Philip D. Miller
Philip D. Miller, President, Chief Executive Officer

By:	/s/ Stephen D. Replin
Stephen D. Replin, Principal Financial Officer