Form 10-Q
period 2010-06-30
Regatta Capital Partners, Inc.
filed 2010-08-12
CIK 1029356

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

 ☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2010

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

Telephone (303) 329-3479
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

The number of shares of the registrant's Common Stock, $.001 par value, outstanding as of August 11, 2010 was 1,330,591 shares.

ITEM 1. FINANCIAL STATEMENTS

REGATTA CAPITAL PARTNERS, INC.
(A Development Stage Company)
BALANCE SHEETS

	June 30, 2010 (Unaudited)	December 31, 2009 (See Note 1)
ASSETS
Current assets:
Cash and cash equivalents	$2,356	$2,356

Total assets	$2,356	$2,356

LIABILITIES AND SHAREHOLDERS' (DEFICIT)

Current Liabilities

Accrued expenses	$1,970	$6,635
Accounts payable, related parties	60,352	52,437

Total liabilities (all current)	62,322	59,072

Shareholders' (deficit):
Common stock, no par value; authorized 25,000,000
shares; 1,330,591 shares issued and outstanding.	1,331	1,331
Additional paid-in capital	133,392	133,392
Accumulated deficit during development stage	(194,689)	(191,439)

Total shareholders' (deficit)	(59,966)	(56,716)

Total liabilities and shareholders' (deficit)	$2,356	$2,356

See notes to financial statements

REGATTA CAPITAL PARTNERS, INC.
 (A Development Stage Company)
STATEMENTS OF OPERATIONS
(Unaudited)

	For the three months ended June 30, 2010	For the three months ended June 30, 2009

Operating Expenses:
Stock option
General and administrative expenses	1,165	1,046

Total Operating Expenses	1,165	1,046

Other Income and (Expense):
Impairment loss (Note 1)	-	-
Miscellaneous income	-	-
Interest income	-	-

Total Other Income and (Expense)	-	-

Net (loss) before income tax provision	$(1,165)	$(1,046)

Income tax provision	-	-

Net (loss)	$(1,165)	$(1,046)

Basic and diluted net (loss) per share	$Nil	$Nil

Weighted average shares of common
common stock outstanding	1,330,591	1,330,591

See notes to financial statements

REGATTA CAPITAL PARTNERS, INC.
 (A Development Stage Company)
STATEMENTS OF OPERATIONS
(Unaudited)

	For the six months ended June 30, 2010	For the six months ended June 30, 2009	Sept. 20, 1996 (Inception) through June 30, 2010

Operating Expenses:
Stock option			81,063
General and administrative expenses	3,250	3,376	115,838

Total Operating Expenses	3,250	3,376	196,901

Other Income and (Expense):
Impairment loss (Note 1)	-	-	(5,115)
Miscellaneous income	-	-	8,225
Interest income	-	-	309

Total Other Income and (Expense)	-	-	3,419

Net (loss) before income tax provision	$(3,250)	$(3,376)	$(193,482)

Income tax provision	-	-	(1,207)

Net (loss)	$(3,250)	$(3,376)	$(194,689)

Basic and diluted net (loss) per share	$Nil	$Nil	$(0.17)

Weighted average shares of common
common stock outstanding	1,330,591	1,330,591	1,174,387

See notes to financial statements

REGATTA CAPITAL PARTNERS, INC.
 (A Development Stage Company)
STATEMENTS  OF CASH FLOWS
 (Unaudited)

	For the six months ended June 30, 2010	For the six months ended June 30, 2009	Sept. 20, 1996 (Inception) through June 30, 2010

Cash flows from operating activities:
Net income (loss)	$(3,250)	$(3,376)	$(194,689)
Adjustments to reconcile net (loss) to
cash used in operating activities:
Stock based compensation	-	-	3,004
Stock options expense	-	-	81,063
Impairment loss	-	-	5,115
Increase in accounts payable	(4,665)	(2,745)	1,970

Cash (used in) operating activities	(7,915)	(6,121)	(103,537)

Cash flows from financing activities:
Contributed capital	-	-	25,123
Advances from related parties	7,915	6,121	82,606
Repayments to related parties	-	-	(3,636)
Sale of common stock	-	-	1,800

Cash provided by financing activities	7,915	6,121	105,893

Increase (decrease) in cash and cash equivalents	-	-	2,356
Cash at beginning of period	2,356	2,356	-

Cash at end of period	$2,356	$2,356	$2,356

Interest paid	$-	$-	$-

Income taxes paid	$-	$-	$-

Non Cash Transactions:

Acquisition of interest in motion picture	$-	$-	$5,000
Investment in common shares of energy Acquisition	$-	$-	$115
Shares issued in exchange for related party advances	$-	$-	$18,615

See notes to financial statements

REGATTA CAPITAL PARTNERS, INC.
Notes to Condensed Financial Statements
June 30, 2010
(Unaudited)

(1)	Summary of Significant Accounting Policies:

Basis of presentation

The balance sheet as of June 30, 2010, the statements of operations and the statements of cash flows for the six month periods ended June 30, 2010 and 2009, have been prepared by Regatta Capital Partners, Inc., (RCPI) (the Company) without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and changes in financial position at June 30, 2010, and for all periods presented, have been made.

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

REGATTA CAPITAL PARTNERS, INC.
Notes to Condensed Financial Statements
June 30, 2010
(Unaudited)
Note 2:  Related Party Transactions

During the six months ended June 30, 2010, Regatta Capital Ltd., a company owned by the president of the Company, paid for certain expenses on behalf of the Company totaling $7,915. At June 30, 2010, the Company is indebted in the amount of $60,352 to related parties.

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

Note 5:  Subsequent Events

The Company has evaluated all subsequent events through the date the financial statements were available to be issued.

Item 2. Management's Discussion and Analysis of Financial Condition/Plan  of Operations

Plan of Operation

The Company intends to maintain its corporate existence and continue filing its required reports pursuant to the Securities Exchange Act and seek out other business opportunities for the Company, including but not limited to reorganization with a privately held business seeking to utilize the Company's status as registered under the Exchange Act. As of June 30, 2010 the Company had $2,356 in cash and $62,322 in total liabilities. It has an accumulated deficit of $194,689.

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

     (B) Reports on Form 8-K

     The Company filed no reports on Form 8-K during the quarter ended June 30, 2010.

SIGNATURES

In accordance with Section 13 or 15(a) of the Exchange Act, the Registrant has caused this Amended Report to be signed on its behalf by the undersigned, thereunto duly authorized on the 11th day of August 2010.

REGATTA CAPITAL PARTNERS, INC

By:	/s/ Philip D. Miller
Philip D. Miller, President, Chief Executive Officer

By:	/s/ Stephen D. Replin
Stephen D. Replin, Principal Financial Officer