Form 10-Q
period 2010-09-30
Regatta Capital Partners, Inc.
filed 2010-11-10
CIK 1029356

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

 ☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2010

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

The number of shares of the registrant's Common Stock, $.001 par value, outstanding as of  November 8, 2010 was 1,330,591 shares.

ITEM 1. FINANCIAL STATEMENTS

REGATTA CAPITAL PARTNERS, INC.
 (A Development Stage Company)
BALANCE SHEETS

	Sept 30, 2010 (Unaudited)	December 31, 2009 (See Note 1)
ASSETS
Current assets:
Cash and cash equivalents	$2,356	$2,356

Total assets	$2,356	$2,356

LIABILITIES AND SHAREHOLDERS' (DEFICIT)

Current Liabilities

Accrued expenses	$1,825	$6,635
Accounts payable, related parties	62,527	52,437

Total liabilities (all current)	64,352	59,072

Shareholders' (deficit):
Common stock, no par value; authorized 25,000,000
shares; 1,330,591 shares issued and outstanding.	1,331	1,331
Additional paid-in capital	133,392	133,392
Accumulated deficit during development stage	(196,719)	(191,439)

Total shareholders' (deficit)	(61,996)	(56,716)

Total liabilities and shareholders' (deficit)	$2,356	$2,356

The accompanying notes are an integral part of these financial statements.

REGATTA CAPITAL PARTNERS, INC.
 (A Development Stage Company)
STATEMENTS OF OPERATIONS
(Unaudited)

	For the three months ended Sept 30, 2010	For the three months ended Sept 30, 2009

Operating Expenses:
Stock option	-	-
General and administrative expenses	2,029	1,225

Total Operating Expenses	2,029	1,225

Other Income and (Expense):
Impairment loss (Note 1)	-	-
Miscellaneous income	-	-
Interest income	-	-

Total Other Income and (Expense)	-	-

Net (loss) before income tax provision	$(2,029)	$(1,225)

Income tax provision	-	-

Net (loss)	$(2,029)	$(1,225)

Basic and diluted net (loss) per share	$Nil	$Nil

Weighted average shares of common
common stock outstanding	1,330,591	1,330,591

The accompanying notes are an integral part of these financial statements.

REGATTA CAPITAL PARTNERS, INC.
 (A Development Stage Company)
STATEMENTS OF OPERATIONS
(Unaudited)

	For the nine months ended Sept 30, 2010	For the nine months ended Sept 30, 2009	Sept. 20, 1996 (Inception) through Sept 30, 2010

Operating Expenses:
Stock option	-	-	81,063
General and administrative expenses	5,280	4,600	117,867

Total Operating Expenses	5,280	4,600	198,931

Other Income and (Expense):
Impairment loss (Note 1)	-	-	(5,115)
Miscellaneous income	-	-	8,225
Interest income	-	-	309

Total Other Income and (Expense)	-	-	3,419

Net (loss) before income tax provision	$(5,280)	$(4,600)	$(195,512)

Income tax provision	-	-	(1,207)

Net (loss)	$(5,280)	$(4,600)	$(196,719)

Basic and diluted net (loss) per share	$Nil	$Nil	$(0.17)

Weighted average shares of common
common stock outstanding	1,330,591	1,330,591	1,177,198

The accompanying notes are an integral part of these financial statements.

REGATTA CAPITAL PARTNERS, INC.
(A Development Stage Company)
STATEMENTS OF CASH FLOWS
(Unadited)

			Sept. 20, 1996
	For the nine	For the nine	(Inception)
	months ended	months ended	through
	Sept 30,	Sept 30,	Sept 30,
	2010	2009	2010

Cash flows from operating activities:
Net income (loss)	$(5,280)	$(4,600)	$(196,719)
Adjustments to reconcile net (loss) to
cash used in operating activities:
Stock based compensation	-	-	3,004
Stock options expense	-	-	81,063
Impairment loss	-	-	5,115
Increase (decrease) in accounts payable and
accrued expenses	(4,810)	(3,865)	1,825

Cash (used in) operating activities	(10,090)	(8,465)	(105,712)

Cash flows from financing activities:
Contributed capital	-	-	25,123
Advances from related parties	10,090	8,465	84,781
Repayments to related parties	-	-	(3,636)
Sale of common stock	-	-	1,800

Cash provided by financing activities	10,090	8,465	108,068

Increase (decrease) in cash and cash equivalents	-	-	2,356
Cash at beginning of period	2,356	2,356	-

Cash at end of period	$2,356	$2,356	$2,356

Interest paid	$-	$-	$-

Income taxes paid	$-	$-	$-

Non Cash Transactions:

Acquisition of interest in motion picture	$-	$-	$5,000
Investment in common shares of energy Acquisition	$-	$-	$115
Shares issued in exchange for related party advances	$-	$-	$18,615

The accompanying notes are an integral part of these financial statements

Notes to Condensed Financial Statements
September 30, 2010
(Unaudited)

(1)	Summary of Significant Accounting Policies:

Interim Financial Information

The interim financial statements included herein have been prepared by Regatta Capital Partners, Inc. (RCPI) (the Company), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) as promulgated in Item 210 of Regulations S-X.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) have been condensed or omitted pursuant to such SEC rules and regulations.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of financial position as of September 30, 2010, results of operations for the three and nine months ended September 30, 2010 and 2009, and cash flows for the nine months ended September 30, 2010 and 2009, as applicable, have been made.  The results for these interim periods are not necessarily indicative of the results for the entire year.  The accompanying financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s Form 10-K.

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

REGATTA CAPITAL PARTNERS, INC.
Notes to Condensed Financial Statements
September 30, 2010
(Unaudited)
Note 2:  Related Party Transactions

During the nine months ended September  30, 2010, Regatta Capital Ltd., a company owned by the president of the Company, paid for certain expenses on behalf of the Company totaling $10,090. At September 30, 2010, the Company is indebted in the amount of $62,527 to related parties.

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

Item 2. Management's Discussion and Analysis of Financial Condition/Plan  of Operations

Plan of Operation

The Company intends to maintain its corporate existence and continue filing its required reports pursuant to the Securities Exchange Act and seek out other business opportunities for the Company, including but not limited to reorganization with a privately held business seeking to utilize the Company's status as registered under the Exchange Act. As of September 30, 2010 the Company had $2,356 in cash and $64,352 in total liabilities. It has an accumulated deficit of $196,719.

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

Item 4. Controls and procedures

(a)  The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company's Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to the Company's management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure based closely on the definition of "disclosure controls and procedures" in Rule 13a-15(e). In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

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

(b)  Changes in Internal Controls.  There were no changes in our internal control over financial reporting during the quarter ended September 30, 2010 that materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II

ITEM 1.  LEGAL PROCEEDINGS:   None

ITEM 1A. RISK FACTORS:       N/A

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS:  None

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES:       None

ITEM 4.  REMOVED AND RESERVED.

ITEM 5.  OTHER INFORMATION:    None.

ITEM 6.

(A)  Exhibits

31.1	Sarbanes Oxley Section 302 Certification

31.2	Sarbanes Oxley Section 302 Certification

32.1	Sarbanes Oxley Section 906 Certification

32.2	Sarbanes Oxley Section 906 Certification

    (B) Reports on Form 8-K

     The Company filed no reports on Form 8-K during the quarter ended September 30, 2010.

SIGNATURES

In accordance with Section 13 or 15(a) of the Exchange Act, the Registrant has caused this Amended Report to be signed on its behalf by the undersigned, thereunto duly authorized on the 8th day of November 2010.

REGATTA CAPITAL PARTNERS, INC

By:	/s/ Philip D. Miller
Philip D. Miller, President, Chief Executive Officer

By:	/s/ Stephen D. Replin
Stephen D. Replin, Principal Financial Officer