Form 10-K
period 2010-12-31
Regatta Capital Partners, Inc.
filed 2011-03-31
CIK 1029356

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2010

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes   ☒       No ☐

The aggregate market value of the Common Stock of Gold Resource Corporation held by non-affiliates as of the last business day of the registrant's most recently completed second fiscal quarter was $0  based on the closing price of the common stock of $0.

As of  March 30, 2010 there were 1,330,591 shares of Common Stock outstanding.

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

Employees and Offices

As of  December 31, 2010,  the Company did not have any full time employees.

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

Item 4.    Reserved

Part II

Item 5. Market For Registrant's Common Equity And Related Stockholder Matters

As of  December 31, 2010,  there were approximately 1,200 beneficial owners of the Company's common stock. The Company's common stock does not have a trading symbol and is not listed on any market. There have been no reported bids or offers and no trades have been made.

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

Item 7. Management's Discussion and Analysis or Plan of Operations

Plan of Operation

The Company intends to maintain its corporate existence and continue filing its required reports pursuant to the Securities Exchange Act of 1934 and seek out other business opportunities for the Company, including but not limited to reorganization with a privately held business seeking to utilize the Company's status as registered under the Exchange Act.

As of December 31, 2010, the Company had $2,356 in cash and $69,480 in total liabilities. It has an accumulated deficit of $201,847.

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

During the years ended December 31, 2010 and 2009, Regatta Capital Ltd., a company owned by the president of the Company, paid for certain expenses on behalf of the Company totaling $10,408 and $8,465, respectively, resulting in a balance payable of $63,783  at December 31, 2010 and $51,775 at December 31, 2009. Also during the year ended December 31, 2006, an officer advanced $662 to the Company. At December 31, 2010, the Company is indebted in the amount of $64,445  and $ 52,437 at December 31, 2009 to related parties.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk.

The Company does not have any market risk sensitive financial instruments for trading or other purposes. All Company cash is held in insured deposit accounts.

ITEM 8. FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm

Board of Directors
Regatta Capital Partners, Inc.

We have audited the accompanying balance sheets of Regatta Capital Partners, Inc., as of December 31, 2010 and 2009, and the related statements of operations, shareholders' (deficit), and cash flows for the two years ended December 31, 2010 and 2009, and for the period from September 20, 1996 (inception) through December 31, 2010. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. The financial statements for the cumulative period from September 20, 1996 to December 31, 2005 were audited by other auditors whose report dated January 26, 2006 expressed an unqualified opinion on those statements. Our opinion on the statement of shareholders' (deficit), operations and cash flows for the period September 20, 1996 through December 31, 2010, insofar as it relates to amounts for prior periods through December 31, 2005 is based solely on the reports of other auditors.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Regatta Capital Partners, Inc. as of December 31, 2010 and 2009, and the results of its operations and cash flows for the two years ended December 31, 2010 and 2009 and for the period from September 30, 1996 (inception) through December 31, 2010 in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Schumacher & Associates, Inc.
SCHUMACHER & ASSOCIATES, INC.

Denver, Colorado
February 15, 2011

REGATTA CAPITAL PARTNERS, INC.
(A Development Stage Company)
BALANCE SHEETS

	December 31 2010	December 31, 2009
ASSETS
Current assets
Cash and cash equivalents	$2,356	$2,356

Total current assets	2,356	2,356
Total assets	$2,356	$2,356

LIABILITIES AND SHAREHOLDER’S (DEFICIT)
Current Liabilities
Accrued expenses	$5,035	$6,635
Accounts payable, related parties	64,445	52,437

Total liabilities (all current)	69,480	59,072

Commitments and contingencies (Notes 2, 3 and 4

Shareholders’ (deficit):
Common stock, $.001 par value; authorize 100,000,000
Shares; 1,330,591 shares issued and outstanding	1,331	1,331
Additional paid-in capital	133,392	133,392
Accumulated deficit during development stage	(201,847)	(191,439)

Total shareholders’ (deficit)	(67,124)	(56,716)

Total liabilities and shareholders’ (deficit)	$2,356	$2,356

The accompanying notes are an integral part of these financial statements

REGATTA CAPITAL PARTNERS, INC.
(A Development Stage Company)
STATEMENT OF OPERATIONS

	For the year ended December 31, 2010	For the year ended December 31, 2009	Sept. 20, 1996 (Inception) through December 31, 2010
Operating Expenses:
Stock option expense (Note 6)	--	--	81,063
General and administrative expenses	10,408	9,850	122,996

Total Operating Expenses	10,408	9,850	204,059

Other Income and (Expense):
Interest income	--	--	309
Miscellaneous income	--	--	8,225
Impairment loss (Note 1)	--	--	(5,115)

Total Other Income and (Expense)	--	--	3,419

Net (loss) before income tax provision	(10,408)	(9,850)	(200,640)

Income tax provision	--	--	(1,207)

Net (loss)	$(10,408)	$(9,850)	$(201,847)

Basic and diluted net (loss) per share	$(0.01)	$(0.01)	(0.16)

Weighted average shares of common stock outstanding	1,330,591	1,330,591	1,182,470

The accompanying notes are an integral part of these financial statements

REGATTA CAPITAL PARTNERS, INC.
(A Development Stage Company)
STATEMENT OF CHANGES IN SHAREHOLDERS’ (DEFICIT)
FOR THE PERIOD FROM SEPTEMBER 20, 1996 TO DECEMBER 31, 2010

	Common Stock
	Shares	Amount	Additional paid in capital	Deficit Accumulated during Development Stage	Total
Balance at
September 20, 2006 (inception)	--	$--	--	$--	$--
Shares issued in exchange for
Interest in motion picture at $0.01 per share, September 1996	508,944	509	4,491	--	5,000
Shares issued in exchange for
Common stock of Energy Acquisition at $0.001 per share, October 1996	110,881	111	4	--	115
Shares issued in exchange for
Officer compensation at $0.01 per share. December 1996	289,399	289	2,715	--	3,004
Issuance of common stock for
Cash at $0.009 per share	199,586	200	1,600	--	1,800
Net loss	--	--	--	(2,843)	(2,843)
Balances at December 31,
1996, 1997, 1998, 1999, 2000	1,108,810	1,109	8,810	(2,843)	7,076
Contributed capital	--	--	25,123	--	25,123
Net loss	--	--	--	(25,123)	(25,123)
Balances at December 31, 2001	1,108,810	1,109	33,933	(27,966)	7,076
Net loss	--	--	--	(1,579)	(1,579)
Balances at December 31, 2002	1,108,810	1,109	33,933	(29,545)	5,497
Net loss	--	--	--	(1,007)	(1,007)
Balances at December 31, 2003	1,108,810	1,109	33,933	(30,552)	4,490
Net loss	--	--	--	(4,817)	(4,817)
Balances at December 31, 2004	1,108,810	1,109	33,933	(35,369)	(327)
Shares issued in exchange for
Payable at $0.085 per share, October 2005	221,761	222	18,393	--	18,615
Stock options granted at
November 15, 2005	--	--	81,063	--	81,063
Net loss	--	--	--	(96,670)	(96,670)
Balances at December 31, 2005	1,330,571	1,331	133,389	(132,039)	2,681
Issuance of share per merger	20	--	2	--	2
Net loss	--	--	--	(27,429)	(27,429)
Balances at December 31, 2006	1,330,591	1,331	133,392	(159,468)	(24,745)
Net loss	--	--	--	(11,601)	(11,601)
Balances at December 31, 2007	1,330,591	1,331	133,392	(171,069)	(36,346)
Net loss	--	--	--	(10,520)	(10,520)
Balances at December 31, 2008	1,330,591	1,331	133,392	(181,589)	(46,866)
Net loss	--	--	--	(9,850)	(9,850)
Balances at December 31, 2009	1,330,591	1,331	133,392	(191,439)	(56,716)
Net loss	--	--	--	(10,408)	(10,408)
Balance at December 31, 2010	1,330,591	1,331	133,392	(201,847)	(67,124)

The accompanying notes are an integral part of these financial statements

REGATTA CAPITAL PARTNERS, INC.
(A Development Stage Company)
STATEMENT OF CASH FLOWS

	For the year ended December 31, 2010	For the year ended December 31, 2009	Sept. 20, 1996 (Inception) through December 31, 2010
Cash flows from operating activities:
Net income (loss)	$(10,408)	$(9,850)	$(201,847)
Adjustments to reconcile net (loss) to Cash used in operating activities
Stock based compensation	--	--	3,004
Stock options expense	--	--	81,063
Impairment loss	--	--	5,115
Increase (decrease) in accounts payable	(1,600)	1,385	5,035
Cash (used in) operating activities	(12,008)	(8,464)	(107,630)

Cash flows from financing activities
Contributed capital	--	--	25,123
Advances from related parties	12,008	8,465	86,699
Repayments to related parties	--	--	(3,636)
Sale of common stock	--	--	1,800

Cash provided by financing activities	12,008	8,465	109.986

Increase (decrease) in cash and cash equivalents	--	--	2,356
Cash at beginning of period	2,356	2,356	--

Cash at end of period	$2,356	$2,356	$2,356

Interest paid	$--	$--	$--

Income tax paid	$--	$--	$--

Non Cash Transactions:
Acquisition of interest in motion picture	$--	$--	$5,000
Investment in common shares of Energy Acquisition	$--	$--	$115
Shares issued in exchange for related party advances	$--	$--	$18,615

The accompanying notes are an integral part of these financial statements

REGATTA CAPITAL PARTNERS, INC.
Notes to Financial Statements
December 31, 2010 and 2009

Note 1 – Nature and Continuance of Operations:

Organization

Regatta Capital Partners, Inc. (the “Company”)(RCPI) was incorporated in the State of Maryland, United States of America, on March 8, 2006. The Company merged with Monet Entertainment Group, Inc. (Monet), a Colorado corporation, on August 1, 2006, with RCPI the surviving corporation. Under the merger agreement each ten (10) shares of Monet’s common stock were converted into 221,833 shares of RCPI common stock. Since there was no material change in ownership of Monet after the merger, the accounts of Monet were carried over in the financial statements. The Company’s fiscal year end is December 31.

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

REGATTA CAPITAL PARTNERS, INC.
Notes to Financial Statements
December 31, 2010 and 2009

Impairment of Long-Lived Assets

In accordance with ASC 360, Accounting for the Impairment or Disposal of Long-Lived Assets, the Company evaluates their long-lived assets excluding the full cost pool, including related intangibles of identifiable business activities for impairment when events or changes in circumstances indicate, in management's judgment, that the carrying value of such assets may not be recoverable. The determination of whether impairment has occurred is based on management's estimate of undiscounted future cash flows attributable to the assets as compared to the carrying value of the assets. If impairment has occurred, estimating the fair value for the assets and recording a provision for loss if the carrying value is greater than fair value determine the amount of the impairment recognized. For assets identified to be disposed of in the future, the carrying value of these assets are compared to the estimated fair value less the cost to sell to determine if impairment is required. Until the assets are disposed of, an estimate of the fair value is re-determined when related events or circumstances change.

The Company has exchanged shares of its common stock for shares of Series C common stock of Energy Acquisition Companies, Inc. (Energy), a New York Corporation. The exchange, which was effective on October 7, 1996, (the date the Certificate of Share Exchange was filed by the Colorado Secretary of State and by New York Department of State), resulted in the exchange of 115,531 shares of Energy Acquisition Companies, Inc. Series C, Par Value $0.001 Common Stock for 500,000 shares of Monet Entertainment Group, Ltd. Common Stock. The 115,531 shares of Energy Acquisition Companies, Inc. common stock received by Monet represented less than one percent of Energy's outstanding shares. The 500,000 shares of Monet common stock surrendered to Energy represents eleven percent of the Company's outstanding common stock, and two percent of its authorized stock.  During the year ended December 31, 2003, management determined the investment to be impaired, since Energy was no longer in operations. An impairment loss of $5,115 was reflected in the accompanying financial statements.

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

Basic and Diluted Loss Per Share

In accordance with ASC 260 - "Earnings Per Share", the basic loss per common share is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding. Diluted loss per common share is computed similar to basic loss per common share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. Diluted earnings per share is not shown for periods in which the Company incurs a loss because it would be anti-dilutive if the additional common shares were dilutive.

At December 31, 2010 and 2009, the Company had no stock equivalents that were anti-dilutive and excluded in the earnings per share computation.

REGATTA CAPITAL PARTNERS, INC.
Notes to Financial Statements
December 31, 2010 and 2009

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

Concentrations

Financial instruments that potentially subject the company to concentrations of credit risk consist principally of cash and cash equivalents. At December 31, 2010 and 2009, the Company had no amounts of cash or cash equivalents in financial institutions in excess of amounts insured by agencies of the U.S. Government.

Recent Accounting Pronouncements

There were various accounting standards and interpretations issued during 2010 and 2009, none of which are expected to have a material impact on the Company's financial position, operations or cash flows.

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

REGATTA CAPITAL PARTNERS, INC.
Notes to Financial Statements
December 31, 2010 and 2009

Note 3:  Related Party Transactions

During the years ended December 31, 2010 and 2009, Regatta Capital Ltd., a company owned by the president of the Company, paid for certain expenses on behalf of the Company totaling $10,408 and $8,465, respectively, resulting in a balance payable of $63,783  at December 31, 2010 and $51,775 at December 31, 2009. Also during the year ended December 31, 2006, an officer advanced $662 to the Company. At December 31, 2010, the Company is indebted in the amount of $64,445  and $ 52,437 at December 31, 2009 to related parties.

At October 31, 2005, the Company issued 221,761 shares of restricted common stock at $0.0839 per share, to its affiliate in consideration of $18,615 repayment for advances owed.

During the year ended December 31, 2001, Regatta Capital, Ltd., contributed $25,123 to pay for certain expenses on behalf of the Company. This amount is included in the accompanying financial statements as a credit to additional paid-in capital.

In 1996, three former officers of the Company each received 96,466 shares of common stock at $0.002 per share, for services rendered valued at $3,004. In 1998 and 1999, all of these shares were purchased by the president of the Company.

In October 1996, the Company issued 110,881 shares of common stock in exchange for 115,531 common shares of Energy Acquisition Companies, Inc. (EAC), a company under common control. The shares that the Company owns represent less than one percent of EAC's issued and outstanding common stock.

In 1996, the president of the Company purchased a 25% interest in a feature-length motion picture for $25,000. In September 1996, the president conveyed a 5% interest in the film to the Company in exchange for 508,944 shares of common stock.

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

REGATTA CAPITAL PARTNERS, INC.
Notes to Financial Statements
December 31, 2010 and 2009

The Company’s deferred tax assets, valuation allowance, and change in valuation allowance are as follows:

Period Ending December 31	Estimated NOL	NOL Expires	Estimated Tax Benefit from NOL	Valuation Allowance	Change in Valuation Allowance	Net Tax Benefit
2008	181,589	2028	33,594	(33,594)	(1,946)	--
2009	9,850	2029	1,822	(1,822)	(1,822)	--
2010	10,408	2030	1,925	(1,925)	(1,925)	--

Income taxes at the statutory rate are reconciled to the Company’s actual income taxes as follows:

Income tax benefit at statutory rate resulting from net operating loss carryforward	(15.0%)
State tax benefit, net of federal benefit	(3.5%)
Deferred income tax valuation allowance	18.5%
Actual tax rate	0%

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

In 1996, the Company sold 199,586 shares of its common stock for $1,800 cash to unrelated third parties. The shares were valued at $0.002 per share.

Note 6:  Stock Options

On November 15, 2005 the Company granted an unrelated third party options to purchase 443,666 shares of the Company’s common stock to provide incentive to involve the Company with real estate opportunities. The options carry an exercise price of $6.76 per share  and vested immediately. The Company determined the fair value of the options at $0.18 per share and recorded stock based compensation of $81,063 in accordance with SFAS 123.

The fair value for these options were estimated at the date of grant using the Black-Scholes option-pricing model with the following assumptions:

Risk-free interest rate	4.47%
Dividend yield	0.00%
Volatility factor	172.00%
Weighted average expected life	2 years

REGATTA CAPITAL PARTNERS, INC.
Notes to Financial Statements
December 31, 2010 and 2009

The Black-Scholes options valuation model was developed for use in estimating the fair value of traded options, which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility.  Because the Company's stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate.

A summary of changes in the number of stock options outstanding for the years ended December 31, 2010 and 2009 is as follows:

	Number of Shares	Weighted Average Exercise Price Per Share
Balance at December 31, 2005	443,666	$6.76
Balance at December 31, 2006	0	$0.00

No options were granted during the year ended December 31, 2010 and 2009.

All outstanding options at December 31, 2005 were canceled during the year ended December 31, 2006.

Note 7:  Merger

The Company merged with Monet Entertainment Group, Inc. (Monet), a Maryland corporation, on August 1, 2006, with RCPI the surviving corporation. Under the merger agreement each ten (10) shares of Monet's common stock were converted into 2.21833 shares of RCPI common stock, which was accounted for as a reverse merger, since that was the substance of the transaction. All references to common stock in the financial statements have been retroactively given effect for this split.

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

Note 8:  Subsequent Events

The Company has evaluated all subsequent events from December 2010 through the date of issuance of  the financial statements and found no items requiring disclosure.

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

As of December 31, 2010, the end of the period of this report, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer /Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on the foregoing, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were not effective.

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

In connection with the preparation of this Annual Report on Form 10-K for the year ended December 31, 2010, management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our internal controls over financial reporting, pursuant to Rule 13a-15 under the Exchange Act. Our Chief Executive Officer and Chief Financial Officer concluded and reported to the Board of Directors that the design and operation of our internal controls and procedures were not effective as of December 31, 2010 due to material weaknesses in the system of internal control.

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

Item 9A(T). Controls and Procedures.

This annual report does not include an attestation report by the Company's registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the company's registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the company to provide only management's report in this annual report.

Item 9B Other Information

None

Part III

Item 10. Directors, Executive Officers, Promoters and Control Persons, Compliance With Section 16(A) Of the Exchange Act

Name	Age	Position
Philip D. Miller	32	President
Stephen D. Replin	63	CFO/Director
Chester A. Cedars	66	Director
Daniel J. Deters	54	Director
Dr. Glen Zelkind	64	Director

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

The Company does not have an audit, compensation or nominating committee.  The Company is not subject to any marketplace rules regarding director independence.   The forgoing notwithstanding, Dr. Cedars, Mr. Deters and Dr. Zelkind are independent directors as defined by NASDAQ marketplace rules.  The Company held one meeting of the board of directors during the fiscal year ended December 31, 2010 in person or by telephone and all directors attended such meeting.  The Company has also not established a code of ethics.  Communications from securities holders to the board of directors may be sent to the offices of the Company and will be forwarded unopened to a specified director or to all of the independent directors.

Compliance with Section 16(a) of Securities Exchange Act of 1934:

During the fiscal year ended December 31, 2010, our Directors and Officers complied with applicable Section 16(a) filing requirements. This statement is based solely on a review of the copies of such reports that reflect all reportable transactions furnished to us by our Directors and Officers and their written representations that such reports accurately reflect all reportable transactions. None of the officers and directors other than Mr. Replin have any shares of the Company's common stock.

Item 11. Executive Compensation

The following table discloses all compensation received by the Company's President (the Company's Chief Executive Officer) during the three years ending December 31, 2010. During this three-year period no executive officer received annual salary and bonus payments from the Company in excess of $100,000.

Summary Compensation Table

	Annual Compensation			Long Term Compensation
				Awards	Payouts

Name and Principle Position	Year	Salary ($)	Other Annual Compensation ($)	Securities Underlying Options (#)	All Other Compensation ($)
Philip D. Miller, President	2010	0	0	0	0
	2009	0	0	0	0
	2008	0	0	0	0

Stephen D. Replin (former) President	2010	0	0	0	0
	2009	0	0	0	0
	2008	0	0	0	0

Compensation Discussion and Analysis

The board of directors have not awarded executive compensation to its executive officers for the past three fiscal years and has no intention of instituting executive compensation under the Company’s current status as a shell company.

Item 12. Security Ownership Of Certain Beneficial Owners And Management.

The following table shows the ownership of the Company's common stock by the Company's officers and directors and by those persons known by the Company to be the beneficial owners of more than 5% of the Company's common stock as of March 12, 2010. Unless otherwise indicated all shares are owned of record.

Name and Address	Shares	Percentage of Class
Stephen D. Replin 222 Milwaukee St., Suite 304 Denver, CO 80206	989,375(1)	74.4%
Phillip D. Miller 222 Milwaukee St., Suite 304 Denver, CO 80206	0	0
Chester M. Cedars 222 Milwaukee St., Suite 304 Denver, CO 80206	0	0
Daniel J. Deters 222 Milwaukee St., Suite 304 Denver, CO 80206	0	0
Dr. Glen Zelkind 222 Milwaukee St., Suite 304 Denver, CO 80206	0	0
All Officers and Directors as a Group (5 persons)	989,375	74.4%

 (1) Includes shares owned directly by Mr. Replin, his wife and various business entities controlled by Mr. Replin.

There are no arrangements known to the Company which may result in a change in control of the Company.

Item 13. Certain Relationships And Related Transactions.

Since September 1996 Regatta Capital, Ltd. has provided office space, furniture, and office equipment to the Company and its predecessor. Regatta Capital is controlled by Stephen Replin, an officer and director of the Company. As of December 31, 2010 and December 31, 2009, the Company was indebted in the amount of $63,783 and $51,775, respectively, to Regatta Capital Ltd.

Item 14. Principal Accountant Fees And Services

Audit Fees

The aggregate fees billed by our auditors, for professional services rendered for the audit of our annual financial statements, and for the reviews of the financial statements included in our Quarterly Reports on Form 10-Q during the fiscal years ended December 31, 2010 and 2009, were $8,100 and $7,500 respectively.

Audit-Related Fees

Schumacher and Associates, Inc., was not paid any additional fees for the fiscal years ended December 31, 2010 and December 31, 2009 for assurance and related services reasonably related to the performance of the audit or review of the Company's financial statements.

Tax Fees

Schumacher and Associates, Inc., was not paid any fees for the fiscal years ended December 31, 2010 and December 31, 2009 for professional services rendered for tax compliance, tax advice and tax planning.

Other Fees

Schumacher and Associates, Inc., was paid no other fees for professional services during the fiscal years ended December 31, 2010 and December 31, 2009.

Part IV

Item 15.  Exhibits, Financial Statements and Schedules

(a)  The following documents are filed with this report

1.  Financial Statements       See Item 8 above

2.  Financial Statement Schedules     None

3  The following Exhibits are filed herewith or incorporated by reference.

Exhibit No.	Description
3.1	Articles and Bylaws(1)
31.1	Sarbanes Oxley Section 302 Certification*
31.2	Sarbanes Oxley Section 302 Certification*
32	Sarbanes Oxley Section 906 Certification*

(1)  Incorporated by reference, and as same exhibit number, from the Company's Registration Statement on Form 10-SB (Commission File Number 0-27609).

* Filed Herewith

9

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

REGATTA CAPITAL PARTNERS, INC.

/s/ Philip D. Miller
Dated: March 31, 2011	By: Philip D. Miller, President and Chief Executive Officer

In accordance with the Exchange Act, this Report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

/s/ Philip D. Miller	President and Principal Executive Officer, Director	March 31, 2011
Philip D. Miller

/s/ Stephen D. Replin	Principal Financial Officer and Principal Accounting Officer, Director	March 31, 2011
Stephen D. Replin

/s/ Chester M. Cedars	Director	March 31, 2011
Chester M. Cedars

/s/ Daniel P. Deters	Director	March 31, 2011
Daniel P. Deters

/s/ Glen Zelkind	Director	March 31, 2011
Glen Zelkind