Form 10-Q
period 2011-03-31
Regatta Capital Partners, Inc.
filed 2011-05-23
CIK 1029356

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

 ☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2011

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

The number of shares of the registrant's Common Stock, $.001 par value, outstanding as of  May 16, 2011 was 1,330,591 shares.

ITEM 1. FINANCIAL STATEMENTS

REGATTA CAPITAL PARTNERS, INC.
 (A Development Stage Company)
BALANCE SHEETS

	Mar 31, 2011 (Unaudited)	December 31, 2010 (See Note 1)
ASSETS
Current assets:
Cash and cash equivalents	$2,356	$2,356

Total assets	$2,356	$2,356

LIABILITIES AND SHAREHOLDERS' (DEFICIT)

Current Liabilities

Accrued expenses	$7,085	$5,035
Accounts payable, related parties	64,445	64,445

Total liabilities (all current)	71,530	69,480

Shareholders' (deficit):
Common stock, no par value; authorized 25,000,000
shares; 1,330,591 shares issued and outstanding.	1,331	1,331
Additional paid-in capital	133,392	133,392
Accumulated deficit during development stage	(203,897)	(201,847)

Total shareholders' (deficit)	(69,174)	(67,124)

Total liabilities and shareholders' (deficit)	$2,356	$2,356

The accompanying notes are an integral part of these financial statements.

REGATTA CAPITAL PARTNERS, INC.
 (A Development Stage Company)
STATEMENTS OF OPERATIONS
(Unaudited)

	For the three months ended Mar 31, 2011	For the three months ended Mar 31, 2010

Operating Expenses:
Stock option	-	-
General and administrative expenses	2,050	2,085

Total Operating Expenses	2,050	2,085

Other Income and (Expense):
Impairment loss (Note 1)	-	-
Miscellaneous income	-	-
Interest income	-	-

Total Other Income and (Expense)	-	-

Net (loss) before income tax provision	$(2,050)	$(2,085)

Income tax provision	-	-

Net (loss)	$(2,050)	$(2,085)

Basic and diluted net (loss) per share	$Nil	$Nil

Weighted average shares of common
common stock outstanding	1,330,591	1,330,591

The accompanying notes are an integral part of these financial statements.

REGATTA CAPITAL PARTNERS, INC.
(A Development Stage Company)
STATEMENTS OF CASH FLOWS
(Unadited)

			Sept. 20, 1996
	For the three	For the three	(Inception)
	months ended	months ended	through
	Mar 31,	Mar 31,	Mar 31,
	2011	2010	2011

Cash flows from operating activities:
Net income (loss)	$(2,050)	$(2,085)	$(203,897)
Adjustments to reconcile net (loss) to
cash used in operating activities:
Stock based compensation	-	-	3,004
Stock options expense	-	-	81,063
Impairment loss	-	-	5,115
Increase (decrease) in accounts payable and
accrued expenses	2,050	640	7,085

Cash (used in) operating activities	-	(1,445)	(107,630)

Cash flows from financing activities:
Contributed capital	-	-	25,123
Advances from related parties	-	1,445	84,781
Repayments to related parties	-	-	(3,636)
Sale of common stock	-	-	1,800

Cash provided by financing activities	-	1,445	109,986

Increase (decrease) in cash and cash equivalents	-	-	2,356
Cash at beginning of period	2,356	2,356	-

Cash at end of period	$2,356	$2,356	$2,356

Interest paid	$-	$-	$-

Income taxes paid	$-	$-	$-

Non Cash Transactions:

Acquisition of interest in motion picture	$-	$-	$5,000
Investment in common shares of energy Acquisition	$-	$-	$115
Shares issued in exchange for related party advances	$-	$-	$18,615

The accompanying notes are an integral part of these financial statements

Notes to Condensed Financial Statements
March 31, 2011
(Unaudited)

(1)	Summary of Significant Accounting Policies:

Interim Financial Information

The interim financial statements included herein have been prepared by Regatta Capital Partners, Inc. (RCPI) (the Company), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) as promulgated in Item 210 of Regulations S-X.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) have been condensed or omitted pursuant to such SEC rules and regulations.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of financial position as of March 31, 2011, results of operations for the three months ended March 31, 2011 and 2010, and cash flows for the three months ended March 31, 2011 and 2010, as applicable, have been made.  The results for these interim periods are not necessarily indicative of the results for the entire year.  The accompanying financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s Form 10-K.

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

REGATTA CAPITAL PARTNERS, INC.
Notes to Condensed Financial Statements
March 31, 2011
(Unaudited)
Note 2:  Related Party Transactions

During the three months ended March 31, 2011, Regatta Capital Ltd., a company owned by the president of the Company, paid for certain expenses on behalf of the Company totaling $2,050.00. At March 31, 2011, the Company is indebted in the amount of $64,446 to related parties.

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

Item 2. Management's Discussion and Analysis of Financial Condition/Plan  of Operations

Plan of Operation

The Company intends to maintain its corporate existence and continue filing its required reports pursuant to the Securities Exchange Act and seek out other business opportunities for the Company, including but not limited to reorganization with a privately held business seeking to utilize the Company's status as registered under the Exchange Act. As of March 31, 2011 the Company had $2,356 in cash and $71,530 in total liabilities. It has an accumulated deficit of $203,897.

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

(b)  Changes in Internal Controls.  There were no changes in our internal control over financial reporting during the quarter ended March 31, 2011 that materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

    (B) Reports on Form 8-K

     The Company filed no reports on Form 8-K during the quarter ended March 31, 2011.

SIGNATURES

In accordance with Section 13 or 15(a) of the Exchange Act, the Registrant has caused this Amended Report to be signed on its behalf by the undersigned, thereunto duly authorized on the 23rd day of  May 2011.

REGATTA CAPITAL PARTNERS, INC

By:	/s/ Philip D. Miller
Philip D. Miller, President, Chief Executive Officer

By:	/s/ Stephen D. Replin
Stephen D. Replin, Principal Financial Officer