Form 10-Q
period 2011-06-30
Regatta Capital Partners, Inc.
filed 2011-08-15
CIK 1029356

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

The number of shares of the registrant's Common Stock, $.001 par value, outstanding as of  August 8, 2011 was 1,330,591 shares.

ITEM 1. FINANCIAL STATEMENTS

REGATTA CAPITAL PARTNERS, INC.
 (A Development Stage Company)
BALANCE SHEETS

	June 30, 2011 (Unaudited)	December 31, 2010 (See Note 1)
ASSETS
Current assets:
Cash and cash equivalents	$2,356	$2,356

Total assets	$2,356	$2,356

LIABILITIES AND SHAREHOLDERS' (DEFICIT)

Current Liabilities

Accrued expenses	$3,745	$6,635
Accounts payable, related parties	70,485	52,437

Total liabilities (all current)	74,230	59,072

Shareholders' (deficit):
Common stock, no par value; authorized 25,000,000
shares; 1,330,591 shares issued and outstanding.	1,331	1,331
Additional paid-in capital	133,392	133,392
Accumulated deficit during development stage	(206,597)	(191,439)

Total shareholders' (deficit)	(71,874)	(56,716)

Total liabilities and shareholders' (deficit)	$2,356	$2,356

The accompanying notes are an integral part of these financial statements.

REGATTA CAPITAL PARTNERS, INC.
 (A Development Stage Company)
STATEMENTS OF OPERATIONS
(Unaudited)

	For the three months ended June 30, 2011	For the three months ended June 30, 2010

Operating Expenses:
Stock option
General and administrative expenses	2,700	1,165

Total Operating Expenses	2,700	1,165

Other Income and (Expense):
Impairment loss (Note 1)	-	-
Miscellaneous income	-	-
Interest income	-	-

Total Other Income and (Expense)	-	-

Net (loss) before income tax provision	$(2,700)	$(1,165)

Income tax provision	-	-

Net (loss)	$(2,700)	$(1,165)

Basic and diluted net (loss) per share	$Nil	$Nil

Weighted average shares of common
common stock outstanding	1,330,591	1,330,591

The accompanying notes are an integral part of these financial statements.

REGATTA CAPITAL PARTNERS, INC.
 (A Development Stage Company)
STATEMENTS OF OPERATIONS
(Unaudited)

	For the six months ended June 30, 2011	For the six months ended June 30, 2010	Sept. 20, 1996 (Inception) through June 30, 2011

Operating Expenses:
Stock option	-	-	81,063
General and administrative expenses	4,750	3,250	127,746

Total Operating Expenses	4,750	3,250	208,809

Other Income and (Expense):
Impairment loss (Note 1)	-	-	(5,115)
Miscellaneous income	-	-	8,225
Interest income	-	-	309

Total Other Income and (Expense)	-	-	3,419

Net (loss) before income tax provision	$(4,750)	$(3,250)	$(205,390)

Income tax provision	-	-	(1,207)

Net (loss)	$(4,750)	$(3,250)	$(206,597)

Basic and diluted net (loss) per share	$Nil	$Nil	$(0.17)

Weighted average shares of common
common stock outstanding	1,330,591	1,330,591	1,182,470

The accompanying notes are an integral part of these financial statements.

REGATTA CAPITAL PARTNERS, INC.
 (A Development Stage Company)
STATEMENTS  OF CASH FLOWS
 (Unadited)

			Sept. 20, 1996
	For the six	For the six	(Inception)
	months ended	months ended	through
	June 30,	June 30,	June 30,
	2011	2010	2011

Cash flows from operating activities:
Net income (loss)	$(4,750)	$(3,250)	$(206,597)
Adjustments to reconcile net (loss) to
cash used in operating activities:
Stock based compensation	-	-	3,004
Stock options expense	-	-	81,063
Impairment loss	-	-	5,115
Increase (decrease) in accounts payable and
accrued expenses	(1,290)	(4,665)	3,745
Cash (used in) operating activities	(6,040)	(7,915)	(113,670)

Cash flows from financing activities:
Contributed capital	-	-	25,123
Advances from related parties	6,040	7,915	92,739
Repayments to related parties	-	-	(3,636)
Sale of common stock	-	-	1,800

Cash provided by financing activities	6,040	7,915	116,026

Increase (decrease) in cash and cash equivalents	-	-	2,356
Cash at beginning of period	2,356	2,356	-

Cash at end of period	$2,356	$2,356	$2,356

Interest paid	$-	$-	$-

Income taxes paid	$-	$-	$-

Non Cash Transactions:

Acquisition of interest in motion picture	$-	$-	$5,000
Investment in common shares of energy Acquisition	$-	$-	$115
Shares issued in exchange for related party advances	$-	$-	$18,615

The accompanying notes are an integral part of these financial statements

5

Notes to Condensed Financial Statements
June 30, 2011
(Unaudited)

(1)	Summary of Significant Accounting Policies:

Interim Financial Information

The interim financial statements included herein have been prepared by Regatta Capital Partners, Inc. (RCPI) (the Company), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) as promulgated in Item 210 of Regulations S-X.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) have been condensed or omitted pursuant to such SEC rules and regulations.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of financial position as of June 30, 2011, results of operations for the six months ended June 30, 2011 and 2010, and cash flows for the three months ended June 30, 2011 and 2010, as applicable, have been made.  The results for these interim periods are not necessarily indicative of the results for the entire year.  The accompanying financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s Form 10-K.

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

REGATTA CAPITAL PARTNERS, INC.
Notes to Condensed Financial Statements
June 30, 2011
(Unaudited)
Note 2:  Related Party Transactions

During the six months ended June 30, 2011, Regatta Capital Ltd., a company owned by the president of the Company, paid for certain expenses on behalf of the Company totaling $4,750.00. At June 30, 2011, the Company is indebted in the amount of $69,823 to related parties.

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

Item 2. Management's Discussion and Analysis of Financial Condition/Plan  of Operations

Plan of Operation

The Company intends to maintain its corporate existence and continue filing its required reports pursuant to the Securities Exchange Act and seek out other business opportunities for the Company, including but not limited to reorganization with a privately held business seeking to utilize the Company's status as registered under the Exchange Act. As of June 30, 2011 the Company had $2,356 in cash and $74,230 in total liabilities. It has an accumulated deficit of $206,597.

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

(b)  Changes in Internal Controls.  There were no changes in our internal control over financial reporting during the quarter ended June 30, 2011 that materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II

ITEM 1.  LEGAL PROCEEDINGS:   None

ITEM 1A. RISK FACTORS:       N/A

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS:  None

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES:       None

ITEM 4.  REMOVED AND RESERVED.

ITEM 5.  OTHER INFORMATION:    None.

ITEM 6.  Exhibits

31.1	Sarbanes Oxley Section 302 Certification

31.2	Sarbanes Oxley Section 302 Certification

32.1	Sarbanes Oxley Section 906 Certification

32.2	Sarbanes Oxley Section 906 Certification

101	Interactive Date Files Pursuant to Rule 405 of Regulation S-T.

SIGNATURES

In accordance with Section 13 or 15(a) of the Exchange Act, the Registrant has caused this Amended Report to be signed on its behalf by the undersigned, thereunto duly authorized on the 15th day of  August 2011.

REGATTA CAPITAL PARTNERS, INC

By:	/s/ Philip D. Miller
Philip D. Miller, President, Chief Executive Officer

By:	/s/ Stephen D. Replin
Stephen D. Replin, Principal Financial Officer