Form 10-K/A
period 2010-12-31
Regatta Capital Partners, Inc.
filed 2011-09-13
CIK 1029356

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A

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

i

Explanatory Note: This amendment revises Item 7 Financial Statements to reflect that the company is not in development stage; Item 8 Management Discussion and Analysis of Financial Condition and Results of Operations to correct the heading; and Item 9A Management's Annual Report on Internal Control over Financial Reporting to disclose that disclosure controls are not effective and identify the deficiencies.

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

Item 7. Management's Discussion and Analysis and Results of Operations

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

ITEM 8. FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm

Board of Directors
Regatta Capital Partners, Inc.

We have audited the accompanying balance sheets of Regatta Capital Partners, Inc., as of December 31, 2010 and 2009, and the related statements of operations, shareholders' (deficit), and cash flows for the two years ended December 31, 2010 and 2009. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. .

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Regatta Capital Partners, Inc. as of December 31, 2010 and 2009, and the results of its operations and cash flows for the two years ended December 31, 2010 and 2009  in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Schumacher & Associates, Inc.
SCHUMACHER & ASSOCIATES, INC.

Denver, Colorado
March 21, 2011

REGATTA CAPITAL PARTNERS, INC.
BALANCE SHEETS

	December 31 2010	December 31, 2009
ASSETS
Current assets
Cash and cash equivalents	$2,356	$2,356

Total current assets	2,356	2,356
Total assets	$2,356	$2,356

LIABILITIES AND SHAREHOLDER’S (DEFICIT)
Current Liabilities
Accrued expenses	$5,035	$6,635
Accounts payable, related parties	64,445	52,437

Total liabilities (all current)	69,480	59,072

Commitments and contingencies (Notes 2, 3 and 4)

Shareholders’ (deficit):
Common stock, $.001 par value; authorize 100,000,000
Shares; 1,330,591 shares issued and outstanding	1,331	1,331
Additional paid-in capital	133,392	133,392
Accumulated deficit	(201,847)	(191,439)

Total shareholders’ (deficit)	(67,124)	(56,716)

Total liabilities and shareholders’ (deficit)	$2,356	$2,356

The accompanying notes are an integral part of these financial statements

REGATTA CAPITAL PARTNERS, INC.
STATEMENT OF OPERATIONS

	For the year ended December 31, 2010	For the year ended December 31, 2009
Operating Expenses:
Stock option expense (Note 6)	--	--
General and administrative expenses	10,408	9,850

Total Operating Expenses	10,408	9,850

Other Income and (Expense):
Interest income	--	--
Miscellaneous income	--	--
Impairment loss (Note 1)	--	--

Total Other Income and (Expense)	--	--

Net (loss) before income tax provision	(10,408)	(9,850)

Income tax provision	--	--

Net (loss)	$(10,408)	$(9,850)

Basic and diluted net (loss) per share	$(0.01)	$(0.01)

Weighted average shares of common stock outstanding	1,330,591	1,330,591

The accompanying notes are an integral part of these financial statements

REGATTA CAPITAL PARTNERS, INC.
STATEMENT OF CHANGES IN SHAREHOLDERS’ (DEFICIT)
FOR THE TWO YEAR PERIOD ENDING DECEMBER 31, 2010

	Common Stock
	Shares	Amount	Additional paid in capital	Deficit Accumulated	Total

Balances at December 31, 2008	1,330,591	1,331	133,392	(181,589)	(46,866)
Net loss	--	--	--	(9,850)	(9,850)
Balances at December 31, 2009	1,330,591	1,331	133,392	(191,439)	(56,716)
Net loss	--	--	--	(10,408)	(10,408)
Balance at December 31, 2010	1,330,591	1,331	133,392	(201,847)	(67,124)

The accompanying notes are an integral part of these financial statements

REGATTA CAPITAL PARTNERS, INC.

STATEMENT OF CASH FLOWS

	For the year ended December 31, 2010	For the year ended December 31, 2009
Cash flows from operating activities:
Net income (loss)	$(10,408)	$(9,850)
Adjustments to reconcile net (loss) to Cash used in operating activities
Stock based compensation	--	--
Stock options expense	--	--
Impairment loss	--	--
Increase (decrease) in accounts payable	(1,600)	1,386
Cash (used in) operating activities	(12,008)	(8,464)

Cash flows from financing activities
Contributed capital	--	--
Advances from related parties	12,008	8,465
Repayments to related parties	--	--
Sale of common stock	--	--

Cash provided by financing activities	12,008	8,465

Increase (decrease) in cash and cash equivalents	--	--
Cash at beginning of period	2,356	2,356

Cash at end of period	$2,356	$2,356

Interest paid	$--	$--

Income tax paid	$--	$--

The accompanying notes are an integral part of these financial statements

REGATTA CAPITAL PARTNERS, INC.
Notes to Financial Statements
December 31, 2010 and 2009

Note 1 – Nature and Continuance of Operations:

Organization

Regatta Capital Partners, Inc. (the “Company”)(RCPI) was incorporated in the State of Maryland, United States of America, on March 8, 2006. The Company merged with Monet Entertainment Group, Inc. (Monet), a Colorado corporation, on August 1, 2006, with RCPI the surviving corporation. Under the merger agreement each ten (10) shares of Monet’s common stock were converted into 2..21833 shares of RCPI common stock. Since there was no material change in ownership of Monet after the merger, the accounts of Monet were carried over in the financial statements. The Company’s fiscal year end is December 31.

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

Basic and Diluted Loss Per Share

In accordance with ASC 260 - "Earnings Per Share", the basic loss per common share is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding. Diluted loss per common share is computed similar to basic loss per common share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. Diluted earnings per share is not shown for periods in which the Company incurs a loss because it would be anti-dilutive.if the additional common shares were dilutive.

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

Note 6:    Subsequent Events

The Company has evaluated all subsequent events from December 2010 through the date of issuance of  the financial statements and found no items requiring disclosure.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None

Item 9A.  Controls and Procedures

The Company maintains disclosure controls and procedures that are designed to provide reasonable assurance that information required to be disclosed in the Company's Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to the Company's management, including its Chief Executive Officer / Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure based closely on the definition of "disclosure controls and procedures" in Rule 13a-15(e).
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

Accordingly, while the Company has identified certain material weaknesses in its system of internal control over financial reporting, it believes that it has taken reasonable steps to ascertain that the financial information contained in this report is in accordance with generally accepted accounting principles.  Management has determined that current resources would be appropriately applied elsewhere and when resources permit, they will alleviate material weaknesses through various steps.  The foregoing notwithstanding, management still concludes that its internal controls over financial reporting are not effective.

There have been no material changes in the Company's internal controls or in other factors during the fourth quarter of the fiscal year ended December 31, 2010 that has materially affected, or is reasonably likely to materially affect our internal controls over financial reporting.

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

REGATTA CAPITAL PARTNERS, INC.

/s/ Philip D. Miller
Dated: September 13, 2011	By: Philip D. Miller, President and Chief Executive Officer

In accordance with the Exchange Act, this Report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

/s/ Philip D. Miller	President and Principal Executive Officer, Director	September 13, 2011
Philip D. Miller

/s/ Stephen D. Replin	Principal Financial Officer and Principal Accounting Officer, Director	September 13, 2011
Stephen D. Replin

/s/ Chester M. Cedars	Director	September 13, 2011
Chester M. Cedars

/s/ Daniel P. Deters	Director	September 13, 2011
Daniel P. Deters

/s/ Glen Zelkind	Director	September 13, 2011
Glen Zelkind