Form 10-Q/A
period 2011-03-31
Regatta Capital Partners, Inc.
filed 2011-09-13
CIK 1029356

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A

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

Explanatory Note: This amendment revises Item 1 Financial Statements to reflect that the company is not in development stage; Item 3 Management Discussion and Analysis of Financial Condition and Results of Operations to correct the heading; and Item 4 Controls and Procedures to disclose that disclosure controls are not effective and identify the deficiencies.

ITEM 1. FINANCIAL STATEMENTS

REGATTA CAPITAL PARTNERS, INC.
BALANCE SHEETS

	Mar 31, 2011 (Unaudited)	December 31, 2010 (See Note 1)
ASSETS
Current assets:
Cash and cash equivalents	$2,356	$2,356

Total assets	$2,356	$2,356

LIABILITIES AND SHAREHOLDERS' (DEFICIT)

Current Liabilities

Accrued expenses	$7,085	$5,035
Accounts payable, related parties	64,445	64,445

Total liabilities (all current)	71,530	69,480

Shareholders' (deficit):
Common stock, no par value; authorized 25,000,000
shares; 1,330,591 shares issued and outstanding.	1,331	1,331
Additional paid-in capital	133,392	133,392
Accumulated deficit	(203,897)	(201,847)

Total shareholders' (deficit)	(69,174)	(67,124)

Total liabilities and shareholders' (deficit)	$2,356	$2,356

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

REGATTA CAPITAL PARTNERS, INC.
STATEMENTS OF CASH FLOWS
(Unaudited)

	For the three	For the three
	months ended	months ended
	Mar 31,	Mar 31,
	2011	2010

Cash flows from operating activities:
Net income (loss)	$(2,050)	$(2,085)
Adjustments to reconcile net (loss) to
cash used in operating activities:
Stock based compensation	-	-
Stock options expense	-	-
Impairment loss	-	-
Increase (decrease) in accounts payable and
accrued expenses	2,050	640
Cash (used in) operating activities	-	(1,445)

Cash flows from financing activities:
Contributed capital	-	-
Advances from related parties	-	1,445
Repayments to related parties	-	-
Sale of common stock	-	-

Cash provided by financing activities	-	1,445

Increase (decrease) in cash and cash equivalents	-	-
Cash at beginning of period	2,356	2,356

Cash at end of period	$2,356	$2,356

Interest paid	$-	$-

Income taxes paid	$-	$-

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

Item 2. Management's Discussion and Analysis of Financial Condition and Plan of Operations

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

Item 4. Controls and procedures

(a)  The Company maintains disclosure controls and procedures that are designed to provide reasonable assurance  that information required to be disclosed in the Company's Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to the Company's management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure based closely on the definition of "disclosure controls and procedures" in Rule 13a-15(e).

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

SIGNATURES

In accordance with Section 13 or 15(a) of the Exchange Act, the Registrant has caused this Amended Report to be signed on its behalf by the undersigned, thereunto duly authorized on September 13, 2011.

REGATTA CAPITAL PARTNERS, INC

By:	/s/ Philip D. Miller
Philip D. Miller, President, Chief Executive Officer

By:	/s/ Stephen D. Replin
Stephen D. Replin, Principal Financial Officer