Form 10-Q/A
period 2011-06-30
Regatta Capital Partners, Inc.
filed 2011-09-13
CIK 1029356

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

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

ITEM 1. FINANCIAL STATEMENTS

REGATTA CAPITAL PARTNERS, INC.
BALANCE SHEETS

	June 30, 2011 (Unaudited)	December 31, 2010 (See Note 1)
ASSETS
Current assets:
Cash and cash equivalents	$2,356	$2,356

Total assets	$2,356	$2,356

LIABILITIES AND SHAREHOLDERS' (DEFICIT)

Current Liabilities

Accrued expenses	$3,745	$5,035
Accounts payable, related parties	70,485	64,445

Total liabilities (all current)	74,230	69,480

Shareholders' (deficit):
Common stock, no par value; authorized 25,000,000
shares; 1,330,591 shares issued and outstanding.	1,331	1,331
Additional paid-in capital	133,392	133,392
Accumulated deficit	(206,597)	(201,847)

Total shareholders' (deficit)	(71,874)	(67,124)

Total liabilities and shareholders' (deficit)	$2,356	$2,356

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

REGATTA CAPITAL PARTNERS, INC.
STATEMENTS OF OPERATIONS
(Unaudited)

	For the six months ended June 30, 2011	For the six months ended June 30, 2010

Operating Expenses:
Stock option	-	-
General and administrative expenses	4,750	3,250

Total Operating Expenses	4,750	3,250

Other Income and (Expense):
Impairment loss (Note 1)	-	-
Miscellaneous income	-	-
Interest income	-	-

Total Other Income and (Expense)	-	-

Net (loss) before income tax provision	$(4,750)	$(3,250)

Income tax provision	-	-

Net (loss)	$(4,750)	$(3,250)

Basic and diluted net (loss) per share	$Nil	$Nil

Weighted average shares of common
stock outstanding	1,330,591	1,330,591

The accompanying notes are an integral part of these financial statements.

REGATTA CAPITAL PARTNERS, INC.
STATEMENTS  OF CASH FLOWS
 (Unaudited)

	For the six	For the six
	months ended	months ended
	June 30,	June 30,
	2011	2010

Cash flows from operating activities:
Net income (loss)	$(4,750)	$(3,250)
Adjustments to reconcile net (loss) to
cash used in operating activities:
Stock based compensation	-	-
Stock options expense	-	-
Impairment loss	-	-
Increase (decrease) in accounts payable and
accrued expenses	(1,290)	(4,665)

Cash (used in) operating activities	(6,040)	(7,915)

Cash flows from financing activities:
Contributed capital	-	-
Advances from related parties	6,040	7,915
Repayments to related parties	-	-
Sale of common stock	-	-

Cash provided by financing activities	6,040	7,915

Increase (decrease) in cash and cash equivalents	-	-
Cash at beginning of period	2,356	2,356

Cash at end of period	$2,356	$2,356

Interest paid	$-	$-

Income taxes paid	$-	$-

The accompanying notes are an integral part of these financial statements

Notes to Condensed Financial Statements
June 30, 2011
(Unaudited)

(1)	Summary of Significant Accounting Policies:

Interim Financial Information

The interim financial statements included herein have been prepared by Regatta Capital Partners, Inc. (RCPI) (the Company), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) as promulgated in Item 210 of Regulations S-X.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) have been condensed or omitted pursuant to such SEC rules and regulations.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of financial position as of June 30, 2011, results of operations for the three and six months ended June 30, 2011 and 2010, and cash flows for the six months ended June 30, 2011 and 2010, as applicable, have been made.  The results for these interim periods are not necessarily indicative of the results for the entire year.  The accompanying financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s Form 10-K.

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

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

SIGNATURES

In accordance with Section 13 or 15(a) of the Exchange Act, the Registrant has caused this Amended Report to be signed on its behalf by the undersigned, thereunto duly authorized on the September 13, 2011.

REGATTA CAPITAL PARTNERS, INC

By:	/s/ Philip D. Miller
Philip D. Miller, President, Chief Executive Officer

By:	/s/ Stephen D. Replin
Stephen D. Replin, Principal Financial Officer