Form 10-Q
period 2011-09-30
Regatta Capital Partners, Inc.
filed 2011-11-14
CIK 1029356

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

 ☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: SEPTEMBER 30, 2011

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

The number of shares of the registrant's Common Stock, $.001 par value, outstanding as of  November 8, 2011 was 1,330,591 shares.

ITEM 1. FINANCIAL STATEMENTS

REGATTA CAPITAL PARTNERS, INC.
BALANCE SHEETS

	Sept 30, 2011 (Unaudited)	December 31, 2010 (See Note 1)
ASSETS
Current assets:
Cash and cash equivalents	$2,356	$2,356

Total assets	$2,356	$2,356

LIABILITIES AND SHAREHOLDERS' (DEFICIT)

Current Liabilities

Accrued expenses	$4,115	$5,035
Accounts payable, related parties	71,811	64,445

Total liabilities (all current)	75,926	69,480

Shareholders' (deficit):
Common stock, no par value; authorized 25,000,000
shares; 1,330,591 shares issued and outstanding.	1,331	1,331
Additional paid-in capital	133,392	133,392
Accumulated deficit	(208,292)	(201,847)

Total shareholders' (deficit)	(73,569)	(67,124)

Total liabilities and shareholders' (deficit)	$2,356	$2,356

The accompanying notes are an integral part of these financial statements.

REGATTA CAPITAL PARTNERS, INC.
 STATEMENTS OF OPERATIONS
(Unaudited)

	For the three months ended Sept 30, 2011	For the three months ended Sept 30, 2010

Operating Expenses:
Stock option
General and administrative expenses	1,695	2,029

Total Operating Expenses	1,695	2,029

Other Income and (Expense):
Impairment loss (Note 1)	-	-
Miscellaneous income	-	-
Interest income	-	-

Total Other Income and (Expense)	-	-

Net (loss) before income tax provision	$(1,695)	$(2,029)

Income tax provision	-	-

Net (loss)	$(1,695)	$(2,029)

Basic and diluted net (loss) per share	$Nil	$Nil

Weighted average shares of common
common stock outstanding	1,330,591	1,330,591

The accompanying notes are an integral part of these financial statements.

REGATTA CAPITAL PARTNERS, INC.
STATEMENTS OF OPERATIONS
(Unaudited)

	For the nine months ended Sept 30, 2011	For the nine months ended Sept 30, 2010

Operating Expenses:
Stock option	-	-
General and administrative expenses	6,445	5,280

Total Operating Expenses	6,445	5,280

Other Income and (Expense):
Impairment loss (Note 1)	-	-
Miscellaneous income	-	-
Interest income	-	-

Total Other Income and (Expense)	-	-

Net (loss) before income tax provision	$(6,445)	$(5,280)

Income tax provision	-	-

Net (loss)	$(6,445)	$(5,280)

Basic and diluted net (loss) per share	$Nil	$Nil

Weighted average shares of common
common stock outstanding	1,330,591	1,330,591

The accompanying notes are an integral part of these financial statements.

REGATTA CAPITAL PARTNERS, INC.
 STATEMENTS  OF CASH FLOWS
 (Unadited)

	For the nine	For the nine
	months ended	months ended
	Sept 30,	Sept 30,
	2011	2010

Cash flows from operating activities:
Net income (loss)	$(6,445)	$(5,280)
Adjustments to reconcile net (loss) to
cash used in operating activities:
Stock based compensation	-	-
Stock options expense	-	-
Impairment loss	-	-
Increase (decrease) in accounts payable and
accrued expenses	6,445	(4,810)
Cash (used in) operating activities	-	(10,090)

Cash flows from financing activities:
Contributed capital	-	-
Advances from related parties	-	10,090
Repayments to related parties	-	-
Sale of common stock	-	-

Cash provided by financing activities	-	10,090

Increase (decrease) in cash and cash equivalents	-	-
Cash at beginning of period	2,356	2,356

Cash at end of period	$2,356	$2,356

Interest paid	$-	$-

Income taxes paid	$-	$-

The accompanying notes are an integral part of these financial statements

5

Notes to Condensed Financial Statements
September 30, 2011
(Unaudited)

(1)	Summary of Significant Accounting Policies:

Interim Financial Information

The interim financial statements included herein have been prepared by Regatta Capital Partners, Inc. (RCPI) (the Company), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) as promulgated in Item 210 of Regulations S-X.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) have been condensed or omitted pursuant to such SEC rules and regulations.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of financial position as of September 30, 2011, results of operations for the nine months ended September 30, 2011 and 2010, and cash flows for the nine months ended September 30, 2011 and 2010, as applicable, have been made.  The results for these interim periods are not necessarily indicative of the results for the entire year.  The accompanying financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s Form 10-K.

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

REGATTA CAPITAL PARTNERS, INC.
Notes to Condensed Financial Statements
September 30, 2011
(Unaudited)
Note 2:  Related Party Transactions

During the nine months ended September 30, 2011, Regatta Capital Ltd., a company owned by the president of the Company, paid for certain expenses on behalf of the Company totaling $6,445.00. At September 30, 2011, the Company is indebted in the amount of $71,811 to related parties.

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

Item 2. Management's Discussion and Analysis of Financial Condition/Plan  of Operations

Plan of Operation

The Company intends to maintain its corporate existence and continue filing its required reports pursuant to the Securities Exchange Act and seek out other business opportunities for the Company, including but not limited to reorganization with a privately held business seeking to utilize the Company's status as registered under the Exchange Act. As of September 30, 2011 the Company had $2,356 in cash and $75,926 in total liabilities. It has an accumulated deficit of $208,292.

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

As of the end of the period reported upon, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and the Company's Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on the foregoing, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were not effective due to material weaknesses in the system of internal control. There have been no changes in the Company's internal controls or in other factors that have materially affected or are reasonably likely to materially affect the internal controls subsequent to the date the Company completed its evaluation.

(b)  Changes in Internal Controls.  There were no changes in our internal control over financial reporting during the quarter ended September 30, 2011 that materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II

ITEM 1.  LEGAL PROCEEDINGS:   None

ITEM 1A. RISK FACTORS:       N/A

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS:  None

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES:       None

ITEM 4.  REMOVED AND RESERVED.

ITEM 5.  OTHER INFORMATION:    None.

ITEM 6.  Exhibits

31.1	Sarbanes Oxley Section 302 Certification

31.2	Sarbanes Oxley Section 302 Certification

32.1	Sarbanes Oxley Section 906 Certification

32.2	Sarbanes Oxley Section 906 Certification

101	Interactive Data Files Pursuant to Rule 405 of Regulation S-T.

SIGNATURES

In accordance with Section 13 or 15(a) of the Exchange Act, the Registrant has caused this Amended Report to be signed on its behalf by the undersigned, thereunto duly authorized on the 14th day of November, 2011.

REGATTA CAPITAL PARTNERS, INC

By:	/s/ Philip D. Miller
Philip D. Miller, President, Chief Executive Officer

By:	/s/ Stephen D. Replin
Stephen D. Replin, Principal Financial Officer