Form 10-K/A
period 2010-12-31
Regatta Capital Partners, Inc.
filed 2011-12-16
CIK 1029356

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
Amendment No. 2

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

i

Explanatory Note on Amendment:  This amendment revises Item 8 Notes to Financial Statements and Item 9A Controls and Procedures.

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

Non-Development Stage Activities

The Company has amended its Annual Report on Form 10-K and the financial statements contained therein to no longer consider itself to be in the development stage.  The Company has not had any planned operations for the two most recently completed fiscal years ended December 31, 2009 and 2010 and has not adopted any planned operations during the current fiscal year.  The Company’s only business plan has been and continues to be reorganization with a company developing a business or with current operations.

Accordingly, while the Company continues to present its financial statements in conformity with the accounting principles generally accepted in the United States of America, it is no longer following such principles that apply to development stage enterprises.

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

Report of Management on Internal Control Over Financial Reporting

Our Chief Executive Officer and Chief Financial Officer are responsible for establishing and maintaining adequate internal control over financial reporting for the company. Internal control over financial reporting is a process to provide reasonable assurance regarding the reliability of our financial reporting for external purposes in accordance with accounting principles generally accepted in the United States of America.  Internal control over financial reporting includes maintaining records that in reasonable detail accurately and fairly reflect our transactions; providing reasonable assurance that transactions are recorded as necessary for preparation of our financial statements; providing reasonable assurance that receipts and expenditures of company assets are made in accordance with management authorization; and providing reasonable assurance that unauthorized acquisition, use or disposition of company assets that could have a material effect on our financial statements would be prevented or detected on a timely basis. Because of its inherent limitations, internal control over financial reporting is not intended to provide absolute assurance that a misstatement of our financial statements would be prevented or detected.

In connection with the preparation of this Annual Report on Form 10-K for the year ended December 31, 2010, our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our internal controls over financial reporting, pursuant to Rule 13a-15 under the Exchange Act. In making this assessment, they used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control -- Integrated Framework.  Our Chief Executive Officer and Chief Financial Officer concluded and reported to the Board of Directors that the design and operation of our internal controls and procedures were not effective as of December 31, 2010 due to material weaknesses in the system of internal control.

Specifically, management identified the following control deficiencies. (1) The Company has not properly segregated duties as only one individual initiates, authorizes, and completes all transactions. The Company has not implemented measures that would prevent the individual from overriding the internal control system.  The Company does not believe that this control deficiency has resulted in deficient financial reporting because the Chief Financial Officer is aware of his responsibilities under the SEC's reporting requirements and personally certifies the financial reports.  (2) The Company has not installed accounting software that prevent erroneous or unauthorized changes to previous reporting periods and its software does not provide an adequate audit trail of entries made in the accounting software.

The Company does not think that this control deficiency has resulted in deficient financial reporting because the Company does not have any assets other than a checking account with a small balance.  Also, given that the amount owed to a related party controlled by the Chief Financial Officer as a result of his lending funds to pay for the ongoing expenses of maintaining the corporate existence and SEC reporting far exceeds the assets of the Company, the risk of the lack of effectiveness of internal controls is further mitigated.  The board of directors also provides oversight over management with respect to financial reporting.

Accordingly, while the Company has identified certain material weaknesses in its system of internal control over financial reporting, it believes that it has taken reasonable steps to ascertain that the financial information contained in this report is in accordance with generally accepted accounting principles.  Management has determined that current resources would be appropriately applied elsewhere and when resources permit, the Company will alleviate material weaknesses through various steps.  The foregoing notwithstanding, management still concludes that its internal controls over financial reporting are not effective.

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

REGATTA CAPITAL PARTNERS, INC.

/s/ Philip D. Miller
Dated: December 16, 2011	By: Philip D. Miller, President and Chief Executive Officer

In accordance with the Exchange Act, this Report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

/s/ Philip D. Miller	President and Principal Executive Officer, Director	December 16, 2011
Philip D. Miller

/s/ Stephen D. Replin	Principal Financial Officer and Principal Accounting Officer, Director	December 16, 2011
Stephen D. Replin

/s/ Chester M. Cedars	Director	December 16, 2011
Chester M. Cedars

/s/ Daniel P. Deters	Director	December 16, 2011
Daniel P. Deters

/s/ Glen Zelkind	Director	December 16, 2011
Glen Zelkind